Form 10-Q
period 2019-06-30
Change Healthcare Inc.
filed 2019-08-14
CIK 1756497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 001-38961

Change Healthcare Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	82-2152098
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3055 Lebanon Pike, Suite 1000
Nashville, TN	37214
(Address of Principal Executive Offices)	(Zip Code)

(615) 932-3000

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.001 per share	CHNG	The Nasdaq Stock Market LLC
6.00% Tangible Equity Units	CHNGU	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):  ☐

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 12, 2019
Common Stock, $0.001 par value	124,850,450

Change Healthcare Inc.

Change Healthcare Inc.

Condensed Statements of Operations

(unaudited and amounts in thousands, except share and per share amounts)

	Three Months Ended
	June 30,
	2019	2018
Revenue	$—	$—
Operating expenses
General and administrative	251	31

Total operating expenses	251	31

Operating income (loss)	(251)	(31)
Non-operating (income) expense
Loss from Equity Method Investment in the Joint Venture	39,554	22,766
(Gain) Loss on Sale of Interests in the Joint Venture	—	(464)
Management fee income	(104)	(31)

Total non-operating (income) expense	39,450	22,271

Income (loss) before income tax provision (benefit)	(39,701)	(22,302)
Income tax provision (benefit)	(2,184)	(4,801)

Net income (loss)	$(37,517)	$(17,501)

Net income (loss) per share:
Basic	$(0.50)	$(0.23)

Diluted	$(0.50)	$(0.23)

Weighted average common shares outstanding:
Basic	75,474,654	75,604,775

Diluted	75,474,654	75,604,775

See accompanying notes to condensed financial statements.

Change Healthcare Inc.

Condensed Statements of Comprehensive Income (Loss)

(unaudited and amounts in thousands)

	Three Months Ended
	June 30,
	2019	2018
Net income (loss)	$(37,517)	$(17,501)
Other comprehensive income (loss):
Changes in fair value of interest rate swap of the Joint Venture, net of taxes	(5,431)	782
Foreign currency translation adjustment of the Joint Venture	226	(2,593)

Other comprehensive income (loss)	(5,205)	(1,811)

Total comprehensive income (loss)	$(42,722)	$(19,312)

See accompanying notes to condensed financial statements.

Change Healthcare Inc.

Condensed Balance Sheets

(unaudited and amounts in thousands, except share and per share amounts)

	June 30,	March 31,
	2019	2019
Assets
Current Assets:
Cash	$3,409	$3,409
Due from the Joint Venture	574	373
Income taxes receivable	1,601	1,781

Total current assets	5,584	5,563
Dividend receivable	48,807	81,264
Investment in the Joint Venture	1,253,535	1,211,996

Total assets	$1,307,926	$1,298,823

Liabilities and stockholders’ equity
Current liabilities:
Accrued expenses	$343	$176
Due to the Joint Venture	6,167	6,167

Total current liabilities	6,510	6,343
Deferred income tax liabilities	169,992	159,993
Commitments and contingencies (see Note 4)
Stockholders’ Equity:
Common Stock (par value, $.001), 9,000,000,000 and 252,800,000 shares authorized and 75,474,654 and 75,474,654 shares issued and outstanding at June 30, 2019 and March 31, 2019, respectively	75	75
Class X common stock (par value, $.001), 1 and 1 share authorized and no shares issued and outstanding at June 30, 2019 and March 31, 2019, respectively	—	—
Preferred stock (par value, $.001), 900,000,000 and 0 shares authorized and no shares issued and outstanding at June 30, 2019 and March 31, 2019, respectively	—	—
Additional paid-in capital	1,159,371	1,153,509
Accumulated other comprehensive income (loss)	(8,039)	(3,256)
Retained earnings (deficit)	(19,983)	(17,841)

Total stockholders’ equity	1,131,424	1,132,487

Total liabilities and stockholders’ equity	$1,307,926	$1,298,823

See accompanying notes to condensed financial statements.

Change Healthcare Inc.

Condensed Statements of Stockholders’ Equity

(unaudited and amounts in thousands, except share and per share amounts)

					Accumulated
			Additional	Retained	Other	Total
	Common Stock		Paid-in	Earnings	Comprehensive	Stockholders’
	Shares	Amount	Capital	(Deficit)	Income (Loss)	Equity
Balance at March 31, 2018	75,749,118	$75	$1,139,300	$34,661	$2,536	$1,176,572
Cumulative effect of accounting change of the Joint Venture-ASU 2017-12	—	—		(490)	490	—
Equity compensation expense	—	—	5,300	—	—	5,300
Repurchase of Change Healthcare Inc. common stock	(251,789)	—	(4,782)	—	—	(4,782)
Issuance of Change Healthcare Inc. common stock upon exercise of equity awards	4,045	—	—	—	—	—
Net income (loss)	—	—	—	(17,501)	—	(17,501)
Foreign currency translation adjustment of the Joint Venture	—	—	—	—	(2,593)	(2,593)
Change in fair value of interest rate cap, net of taxes of the Joint Venture	—	—	—	—	782	782

Balance at June 30, 2018	75,501,374	$75	$1,139,818	$16,670	$1,215	$1,157,778

Balance at March 31, 2019	75,474,654	$75	$1,153,509	$(17,841)	$(3,256)	$1,132,487
Cumulative effect of accounting change of the Joint Venture-ASC 606	—	—	—	35,797	—	35,797
Cumulative effect of accounting change of the Joint Venture-ASU 2018-02	—	—	—	(422)	422	—
Equity compensation expense	—	—	5,862	—	—	5,862
Net income (loss)	—	—	—	(37,517)	—	(37,517)
Foreign currency translation adjustment of the Joint Venture	—	—	—	—	226	226
Change in fair value of interest rate cap, net of taxes of the Joint Venture	—	—	—	—	(5,431)	(5,431)

Balance at June 30, 2019	75,474,654	$75	$1,159,371	$(19,983)	$(8,039)	$1,131,424

See accompanying notes to condensed financial statements.

Change Healthcare Inc.

Condensed Statements of Cash Flows

(unaudited and amounts in thousands)

	Three Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(37,517)	$(17,501)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss from Equity Method Investment in the Joint Venture	39,554	22,766
Deferred income tax expense (benefit)	(2,184)	(4,801)
(Gain) Loss on Sale of Interests in the Joint Venture	—	(464)
Changes in operating assets and liabilities:
Due from the Joint Venture	(201)	(31)
Income taxes receivable	180	(208)
Accrued expenses	168	31
Due to the Joint Venture	—	208

Net cash provided by (used in) operating activities	—	—

Cash flows from investing activities:
Proceeds from sale of interests in Joint Venture	—	4,782

Net cash provided by (used in) investing activities	—	4,782

Cash flows from financing activities:
Payments to acquire common stock	—	(4,782)

Net cash provided by (used in) financing activities	—	(4,782)

Net increase (decrease) in cash, cash equivalents and restricted cash	—	—
Cash, cash equivalents and restricted cash at beginning of period	3,409	—

Cash, cash equivalents and restricted cash at end of period	$3,409	$—

See accompanying notes to condensed financial statements.

Change Healthcare Inc.

Notes to Condensed Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

1. Nature of Business and Organization

Organization

Change Healthcare Inc. (the “Company”), a Delaware corporation, was formed on June 22, 2016 to hold an equity investment in Change Healthcare LLC (the “Joint Venture”), a joint venture between the Company and McKesson Corporation (“McKesson”). As of June 30, 2019, the Company and McKesson each owned approximately 30% and 70%, respectively, of the membership interest in the Joint Venture, subject to adjustment based on exercise of equity-based awards or other changes in the number of the Joint Venture’s membership units outstanding.

The Transactions

In June 2016, the Company, the Joint Venture, Change Healthcare Holdings, LLC, Change Healthcare Intermediate Holdings, LLC, Change Healthcare Performance, Inc. (“Legacy CHC”) and its stockholders—including affiliates of The Blackstone Group, Inc. (formerly known as the Blackstone Group L.P.) (“Blackstone”) and Hellman & Friedman LLC entered into an Agreement of Contribution and Sale (the “Contribution Agreement”) with McKesson (together with the Company, the “Members”). Under the terms of the Contribution Agreement, the parties agreed to form the Joint Venture, a joint venture that combined the majority of the McKesson Technology Solutions businesses, excluding McKesson’s Enterprise Information Solutions business and RelayHealth Pharmacy Network (such contributed businesses, “Core MTS”), with substantially all of the assets and operations of Legacy CHC, but excluding Legacy CHC’s pharmacy claims switching and prescription routing businesses (such excluded business, the “eRx Network” and the businesses contributed by Legacy CHC, together with Core MTS, the “Contributed Businesses”). The creation of the Joint Venture, including the contribution of the Contributed Businesses and related transactions, is collectively referred to as the “Transactions”. The Transactions closed on March 1, 2017.

Amendment of Certificate of Incorporation

Effective June 26, 2019 and in contemplation of its initial public offering of common stock, the Company amended its certificate of incorporation to effect a 126.4 for 1 stock split for all previously issued shares of common stock, to increase the authorized number of common stock, and to authorize shares of preferred stock. Following this amendment, the authorized shares include 9,000,000,000 shares of common stock (par value $.001 per share), 1 share of Class X stock (par value $.001 per share), and 900,000,000 shares of preferred stock (par value $.001 per share). All issued or outstanding shares or related share-based payment arrangement disclosures included herein have been retrospectively adjusted for the stock split.

2. Basis of Presentation

Principles of Consolidation

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) Guidelines, Rules and Regulations and, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of results for the unaudited interim periods presented. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. The results of operations for the interim period are not necessarily indicative of the results to be obtained for the full fiscal year. All intercompany accounts and transactions have been eliminated in the unaudited condensed financial statements.

Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company bases its estimates on historical experience, current business factors and various other assumptions that the Company believes are necessary to consider in order to form a basis for making judgments about the carrying values of assets and liabilities, the recorded amounts of expenses and disclosure of contingent assets and liabilities. The Company is subject to uncertainties such as the impact of future events, economic, environmental and political factors and changes in the Company’s business environment; therefore, actual results could differ from

Change Healthcare Inc.

Notes to Condensed Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

these estimates. Accordingly, the accounting estimates used in the preparation of the Company’s financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in the reported results of operations; and if material, the effects of changes in estimates are disclosed in the notes to the financial statements. Estimates and assumptions by management affect: the carrying value of the Company’s investment; the provision and benefit for income taxes and related deferred tax accounts; contingencies; and the value attributed to equity awards.

Recently Adopted Accounting Pronouncements

In April 2019, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2018-07 on a modified retrospective basis, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. Among other provisions, the measurement date for awards to nonemployees was changed from the earlier of the date at which a commitment for performance by the counterparty was reached or the date at which performance was complete under the previous guidance to the grant date under this update. Because the Company’s equity-based compensation was previously subject to remeasurement at fair value each quarter under previous authoritative literature, the adoption of this update had no material direct effect on the Company’s consolidated financial statements. As described in Note 7, however, the adoption of this update changed the relationship between the equity-based compensation and the accounting for the freestanding option (i.e. the Dividend receivable).

In April 2019, the Joint Venture adopted Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, which replaces most prior general and industry specific revenue recognition guidance with a principles-based comprehensive revenue recognition framework on a modified retrospective basis. Under this revised framework, a company will recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. As the Company’s operations consists principally of an investment in the Joint Venture, its financial statements reflect no revenue and, accordingly, the Company recognized no direct impact on its financial statements from the adoption of this update. However, upon adoption, the Joint Venture recognized a cumulative effect adjustment to its Members’ deficit. As a result of the impact of the adoption of ASC 606 to the Joint Venture’s Members’ deficit, the Company was required to recognize a proportionate amount of this cumulative effect adjustment to its April 1, 2019 retained earnings as well. The effect is disclosed within a separate caption of the accompanying condensed statement of stockholders’ equity.

3. Equity Method Investment in Change Healthcare LLC

Exchange of Equity Method Investments

In connection with the Transactions, the Company exchanged its 45.615% investment in Legacy CHC for 30% of the membership units of the Joint Venture. The Joint Venture used proceeds from the issuance of debt to acquire the remaining 54.385% of Legacy CHC. The Company accounted for this exchange of investments as a non-monetary transaction at their respective carrying values. Prior to the Transactions, the investors of Legacy CHC accounted for their investments at fair value. As a result, the book basis and fair value of the Company’s investment in Legacy CHC were generally the same such that no gain was recognized as a result of the Transactions.

The fair value of the Joint Venture was determined at March 1, 2017 using a combination of the income and the market valuation approaches. Under the income approach, a discounted cash flow model (“DCF”) was used in which cash flows anticipated over several periods, plus a terminal value at the end of that time horizon, are discounted to their present value using an appropriate expected rate of return. The discount rate used for cash flows reflects capital market conditions and the specific risks associated with the business. Under the market approach, valuation multiples of reasonably similar publicly traded companies or guideline companies are applied to the operating data of the subject business to derive the estimated fair value. These valuation approaches are considered a Level 3 fair value measurement. Fair value determination requires complex assumptions and judgment by management in projecting future operating results, selecting guideline companies for comparisons, determining appropriate market value multiples, selecting the discount rate to measure the risks inherent in the future cash flows and assessing the business’s life cycle and the competitive trends impacting the business, including considering technical, legal, regulatory, or economic barriers to entry. Any material changes in key assumptions, including failure to meet business plans, deterioration in the financial market, an increase in interest rate or an increase in the cost of equity financing by market participants within the industry or other unanticipated events and circumstances, may affect such estimates.

Change Healthcare Inc.

Notes to Condensed Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Equity Method Investment in Change Healthcare LLC

The Company accounts for its investment in the Joint Venture using the equity method of accounting. During the three months ended June 30, 2019 and 2018, the Company recorded a proportionate share of the earnings from this investment, which included transaction and integration related expenses incurred by the joint venture and the Company’s portion of basis adjustments including amortization expenses associated with equity method intangible assets. These amounts are aggregated and recorded under the caption, “Loss from Equity Method Investment in the Joint Venture” in the accompanying condensed statements of operations.

Summarized financial information of the Joint Venture is as follows:

	Three Months Ended
	June 30,
	2019	2018
Statement of Operations Data:
Total revenue	$855,556	$823,263
Cost of operations (exclusive of depreciation and amortization)	$326,947	$337,430
Customer postage	$58,484	$65,558
Net income (loss)	$71,915	$12,506

Subsequent to the Company’s initial public offering of common stock, it now has a publicly available indication of the value of its investment in the Joint Venture. The fair value that was derived from trading prices of the Company’s common stock indicated a potential impairment to the carrying value of its investment in the Joint Venture. Accordingly, the Company evaluated its equity method investment for an other-than-temporary impairment (“OTTI”). The Company considered various factors in determining whether an OTTI has occurred, including the limited trading history available, the Company’s ability and intent to hold the investment until its fair value recovers, the implied EBITDA valuation multiples compared to public guideline companies, the Joint Venture’s ability to achieve milestones and any notable operational and strategic changes by the Joint Venture. After the evaluation, the Company determined that an OTTI had not occurred as of June 30, 2019 nor as of the date of this quarterly report on Form 10-Q. However, the Company may experience declines in the fair value of its investment in the Joint Venture, and it may determine an impairment loss will be required to be recognized in a future reporting period. Such determination will be based on the prevailing facts and circumstances, including those related to the reported results and disclosures of the Joint Venture as well as from changes in the market price of the Company’s common stock.

4. Legal Proceedings

In the ordinary course of business, the Company may become subject to various claims and legal proceedings. The Company is not currently a defendant in any pending litigation.

Change Healthcare Inc.

Notes to Condensed Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

5. Net Income (Loss) Per Share

The following table sets forth the computation of basic net income (loss) per share of common stock:

	Three Months Ended
	June 30,
	2019	2018
Basic net income (loss) per share:
Numerator:
Net income (loss)	$(37,517)	$(17,501)
Denominator:
Weighted average common shares outstanding	75,474,654	75,604,775

Basic net income (loss) per share	$(0.50)	$(0.23)

The calculation of diluted net income (loss) per share has not been presented due to the presence of a net loss for each period.

Due to their antidilutive effect, the following securities have been excluded from diluted net income (loss) per share:

	Three Months Ended
	June 30,
	2019	2018
Replacement Time-Vesting Options	1,654,632	1,847,560

6. Income Taxes

The income tax benefit for the three months ended June 30, 2019 and 2018 was $2,184 and $4,801, respectively, which represents an effective tax rate of 5.5% and 21.5%, respectively.

Fluctuations in our reported income tax rates from the statutory rate are primarily due to benefits recognized as a result of certain incentive tax credits resulting from research and experimental expenditures and discrete items recognized in the quarters.

McKesson Tax Receivable Agreement

In connection with the closing of the Transactions, the Joint Venture, subsidiaries of McKesson that serve as members of the Joint Venture (the “McK Members”), McKesson and the Company entered into a tax receivable agreement (the “McKesson Tax Receivable Agreement”). The McKesson Tax Receivable Agreement generally provides for the payment by the Joint Venture to the McK Members and it assigns of 85% of the net cash tax savings realized (or, in certain circumstances, deemed to be realized) by the Company in periods ending on or after the date on which McKesson ceases to own at least 20% of the outstanding units of the Joint Venture (the “LLC Units”) as a result of (i) certain amortizable tax basis in assets transferred to the Joint Venture at the closing of the Transactions and (ii) imputed interest deductions and certain other tax attributes arising from payments under the McKesson Tax Receivable Agreement. Additionally, upon the occurrence of the first exchange of LLC Units by McKesson (or its permitted transferees), if any, the Company has agreed to enter into an additional tax receivable agreement with the McK Members, pursuant to which the Company would be required to pay to the relevant McK Member 85% of the net cash tax savings, if any, arising from the Company’s utilization of (i) certain tax basis increases resulting from the relevant exchange and payments under such additional tax receivable agreement and (ii) imputed interest deductions. We may also be required to enter into and make payments under an additional tax receivable agreement with McKesson in certain circumstances.

Because payments under the McKesson Tax Receivable Agreement are contingent upon McKesson’s ceasing to own at least 20% of the Company and such an event was not probable at the inception of the McKesson Tax Receivable Agreement or as of June 30, 2019, no related obligation has been reflected on the accompanying condensed balance sheet.

Change Healthcare Inc.

Notes to Condensed Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Letter Agreement

The Company, the Joint Venture, McKesson and certain of McKesson’s affiliates have entered into a letter agreement relating to the Contribution Agreement (the “Letter Agreement”). The Letter Agreement addresses miscellaneous tax-related matters, including (i) technical clarifications and modifications to the manner in which the Joint Venture allocates certain items of taxable income, loss and deduction among, and calculates and makes required tax distributions to, its members, (ii) the sharing of certain contingent tax benefits and expenses not addressed by the McKesson Tax Receivable Agreement or the tax matters agreement that the Company will enter into with McKesson in connection with a spin-off or split-off transaction (or a combination of the foregoing) that McKesson may, at its election, initiate and complete that would result, among other things, in the acquisition by the Company of all of McKesson’s LLC Units and the issuance by the Company to McKesson and/or McKesson’s securityholders of an equal number of shares of its common stock and (iii) procedures applicable in the case of certain tax proceedings. In particular, pursuant to the terms of the Letter Agreement, McKesson may adjust the manner in which depreciation or amortization deductions in respect of assets transferred to the Joint Venture at the closing of the Transactions are allocated among the Company, McKesson and certain of McKesson’s affiliates beyond minimum amounts provided in the LLC Agreement. If an amount of deductions is allocated to the Company in excess of a specified minimum threshold, the Company will be required to make cash payments to McKesson equal to 100% of the tax savings of the Company attributable to such excess deductions for any tax period ending prior to the date on which McKesson ceases to own at least 20% of the outstanding LLC Units of the Joint Venture, after which the terms of the McKesson Tax Receivable Agreement will control. The determination of whether any amount of deductions will be allocated to the Company is, in part, dependent on a future initial public offering. No obligation has been reflected on the accompanying condensed consolidated balance sheet.

7. Fair Value Measurements

The Company is entitled to receive an additional unit of the Joint Venture for each share of stock issued by the Company. In the case of equity-based awards, the requirement to receive an additional unit of the Joint Venture upon exercise of such awards represents a freestanding derivative. Because the fair value measurement of this derivative involves significant unobservable inputs, the most significant of which is the use of a levered volatility calculation of a peer group of companies, the Company has determined that it represents a Level 3 fair value measurement.

Because the freestanding derivative is directly related to the Company’s equity-based compensation awards, the valuation of the derivative is determined to be consistent with the valuation of the underlying equity-based awards (although we use a current period measurement date). As with the equity-based awards, changes in the value of the derivative are generally expected to fluctuate with changes in the value of the Company’s stock.

The following table summarizes the fair value of the freestanding derivative at June 30, 2019 and March 31, 2019, respectively:

	Fair Values of Derivative Financial Instruments Asset (Liability)
Derivative financial instruments not designated as hedging instruments:	Balance Sheet Location	June 30, 2019	March 31, 2019
Freestanding Option	Dividend receivable	$48,807	$81,264

Change Healthcare Inc.

Notes to Condensed Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

The following table presents a reconciliation of the fair value of the derivative for which the Company uses significant unobservable inputs:

	Three Months Ended
	June 30,
	2019	2018
Balance at beginning of period	$81,264	$59,116
Increase in fair value based on ASC 505 equity-based compensation	—	5,300
Settlements due to exercise of awards	—	(78)
Change in fair value of equity-based awards	(32,457)	—

Balance at end of period	$48,807	$64,338

As the dividend receivable was initially received in connection with the contribution of assets to the Joint Venture, the initial fair value was treated as a component of the Company’s contribution of assets and receipt of its Investment in Change Healthcare. During the three months ended June 30, 2018, the Company recognized an increase in the Dividend Receivable, which was equal to the amount of equity-based compensation recognized and was recorded as a component of Loss from Equity Method Investment in the Joint Venture. The result was that no net equity-based compensation related to employees of the Joint Venture was recognized in the financial statements of the Company for the three months ended June 30, 2018.

Following the adoption of FASB ASU No. 2018-07, however, the measurement of equity-based compensation generally becomes fixed at the date of grant such that the fair value of the dividend receivable is no longer correlated with the amount of equity compensation recognized. As a result, following the adoption of FASB ASU No. 2018-07, the Loss from Equity Method Investment in the Joint Venture is subject to variability associated with changes in the fair value of the equity-based awards.

8. Accumulated Other Comprehensive Income (Loss)

The following is a summary of the Company’s proportionate share of the Joint Venture’s accumulated other comprehensive income (loss) balances, net of taxes, as of and for the three months ended June 30, 2019 and 2018.

	Foreign Currency Translation Adjustment	Cash Flow Hedge	Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2018	$1,268	$1,268	$2,536
Cumulative effect of accounting change of the Joint Venture-ASU 2017-12	—	490	490
Change associated with foreign currency translation	(2,593)	—	(2,593)
Change associated with current period hedging	—	1,206	1,206
Reclassification into earnings	—	(424)	(424)

Balance at June 30, 2018	$(1,325)	$2,540	$1,215

Balance at March 31, 2019	$(1,565)	$(1,691)	$(3,256)
Cumulative effect of accounting change of the Joint Venture-ASU 2018-02	—	422	422
Change associated with foreign currency translation	226	—	226
Change associated with current period hedging	—	(5,117)	(5,117)
Reclassification into earnings	—	(314)	(314)

Balance at June 30, 2019	$(1,339)	$(6,700)	$(8,039)

Change Healthcare Inc.

Notes to Condensed Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Effective April 1, 2018, the Joint Venture adopted FASB ASU No. 2017-12, which significantly changed the framework by which hedge accounting is recognized, presented and disclosed in the Joint Venture’s financial statements. The adoption of this update by the Joint Venture resulted in a reclassification between its accumulated other comprehensive income (loss) and accumulated earnings (deficit).

Effective April 1, 2019, the Joint Venture adopted FASB ASU No. 2018-02, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. The adoption of this update resulted in a reclassification between accumulative other comprehensive income (loss) and accumulated earnings (deficit).

As an investor in the Joint Venture, the Company has recognized its proportionate amount of these reclassifications as presented in the table above.

9. Subsequent Events

In July 2019, the Company completed its initial offering of 49,285,713 of common stock and the concurrent offering of 5,750,000 of tangible equity units (“TEUs”) for net proceeds of $608,679 and $278,875 respectively, before consideration of offering costs paid subsequent to the offerings from available cash. The proceeds of the offering of common stock were subsequently contributed to the Joint Venture in exchange for 49,285,713 additional units of the Joint Venture, which together with the Company’s existing holdings represents an approximately 41% interest in the Joint Venture. The proceeds of the offering of TEUs were used to acquire TEUs of the Joint Venture that substantially mirror the terms of the TEUs included in the offering. The Joint Venture, in turn, used the proceeds received from Change Healthcare Inc. to repay $805,000 of its indebtedness under the Term Loan Facility without penalty. However, due to the presence of unamortized discounts, the Joint Venture expects to recognize a loss on extinguishment of debt of approximately $14,300 for which the Company will recognize a proportionate amount within its loss from equity method investment in the Joint Venture.

In addition to the effects of the Joint Venture’s partial extinguishment of debt on the Company’s loss from equity method investment in the Joint Venture, the Company also expects other direct and indirect effects of the offerings. Some of the more significant expected effects include the following:

•

As a direct result of the additional ownership interest acquired in the Joint Venture, the Company expects to recognize a greater proportion of the earnings or loss of the Joint Venture when measuring its loss from equity method investment in the Joint Venture each period.

•

The purchase of additional interests in the Joint Venture results in a difference in the cost of the Company’s investment in the Joint Venture and the amount of the underlying equity in the Joint Venture (i.e. “basis difference”). In accordance with GAAP, such basis differences must be accounted for as if the investee were a consolidated subsidiary. As a result, the Company is required to prepare a valuation of the Joint Venture’s assets and liabilities as of the purchase date and perform an allocation of the purchase price among the underlying assets and liabilities of the Joint Venture as if the Company had gained control of the Joint Venture. The effect is that the Company will be required to recognize the effect of these additional basis differences on its periodic measurement of the loss from equity method investment in the Joint Venture. Due to the recent timing of the acquisition of this interest and the time necessary to complete such a valuation exercise, the Company cannot yet quantify the effects of these basis differences on the loss from equity method investment in the Joint Venture.

•

The investment in the mirror TEUs (which include both an amortizing debt component and a prepaid equity forward purchase contract) of the Joint Venture is expected to result in the Company recognizing separate investments in a debt security and a prepaid equity forward purchase contract. In each case, the Company expects these investments to be subject to periodic measurement to their respective fair values.

•

As a result of the offering of TEUs, the Company expects to recognize interest expense associated with the amortizing note component of the TEUs as well as interest income associated with the amounts expected to be received from the mirror TEUs issued by the Joint Venture to the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of Change Healthcare Inc. and Change Healthcare LLC is provided as a supplement to, and should be read in conjunction with, Change Healthcare Inc.’s and Change Healthcare LLC’s audited financial statements and the accompanying notes as well as the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Change Healthcare Inc.’s Registration Statement on Form S-1 (File No. 333-230345), as well as the unaudited consolidated financial statements and the related notes presented in Part I, Item 1 of this Quarterly Report for the quarter ended June 30, 2019 (“Quarterly Report”).

In addition to historical data, this discussion contains forward-looking statements about the business, operations and financial performance of Change Healthcare Inc. and Change Healthcare LLC based on current expectations that involve risks, uncertainties and assumptions. Actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those discussed below in “Cautionary Notice Regarding Forward-Looking Statements,” and Part II, Item 1A, “Risk Factors.”

References in this discussion and analysis to “Change Healthcare Inc.” refer to Change Healthcare Inc. and not to any of its subsidiaries. References in this discussion and analysis to the Joint Venture refer to Change Healthcare LLC and its direct and indirect subsidiaries.

Recent Developments

Effective June 26, 2019, Change Healthcare Inc.’s Registration Statement on Form S-1 for the initial public offering of 49.3 million shares of common stock and the concurrent offering of 5.75 million tangible equity units (“TEUs”) was declared effective by the Securities & Exchange Commission and Change Healthcare Inc. subsequently amended its charter to authorize $9 billion shares of common stock and effected a 126.4 for 1 split of its common stock. Change Healthcare Inc.’s stock and TEUs began trading the next day on the NASDAQ under the CHNG and CHNGU ticker symbols, respectively.

The offerings of common stock and TEUs were consummated on July 1, 2019 and resulted in Change Healthcare Inc. receiving net proceeds of $608.7 million and $278.9 million respectively, before consideration of offering costs paid subsequent to the offering from available cash. The proceeds of the offering of common stock were subsequently contributed to the Joint Venture in exchange for 49.3 million additional units of the Joint Venture. The proceeds of the offering of TEUs were used to acquire TEUs of the Joint Venture that substantially mirror the terms of the TEUs issued by Change Healthcare Inc. in the offering. The Joint Venture, in turn, used the proceeds received from Change Healthcare Inc. to repay $805 million of its indebtedness under the Term Loan Facility without penalty and expects to use the remaining proceeds to repay additional amounts outstanding under the Term Loan Facility.

In July 2019, the Joint Venture amended its Revolving Facility, the primary effects of which were to increase the maximum amount that can be borrowed from $500.0 million to $785.0 million and to extend the maturity date until March 1, 2024. In the event that the outstanding balance under the Term Loan Facility exceeds $1.1 billion on December 1, 2023, however, amounts due, if any, under the Revolving Facility become due and payable on December 31, 2023.

Change Healthcare Inc.

Overview

Change Healthcare Inc. (formerly HCIT Holdings, Inc.), a Delaware corporation, was formed on June 22, 2016 to hold an equity investment in Change Healthcare LLC, a joint venture between Change Healthcare Inc. and McKesson Corporation (“McKesson”), which we refer to as the Joint Venture. Each of Change Healthcare Inc. and McKesson holds a 50% voting interest in the Joint Venture, with equal representation on the Joint Venture’s board of directors and with all major operating, investing and financial activities requiring the consent of both members. As a result, Change Healthcare Inc. accounts for this investment using the equity method of accounting.

Change Healthcare Inc. has no substantive assets apart from its investment in the Joint Venture. As a result, Change Healthcare Inc. believes the financial statements of the Joint Venture are more relevant to an investor than Change Healthcare Inc.’s financial statements as they include greater detail regarding the financial condition and results of operations of the business.

Key Components of Change Healthcare Inc.’s Results of Operations

Loss from Equity Method Investment in the Joint Venture

Loss from equity method investment in the Joint Venture generally represents Change Healthcare Inc.’s proportionate share of the income or loss from this investment, including basis adjustments related to amortization expense associated with equity method intangible assets, property and equipment, deferred revenue and other items.

Loss from equity method investment in the Joint Venture was $39.6 million and $22.8 million for the three months ended June 30, 2019 and 2018, respectively. The loss from equity method investment in the Joint Venture for the three months ended June 30, 2019 was discretely affected by the Joint Venture’s adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification No. 606 (“ASC 606”) and Change Healthcare Inc.’s adoption of FASB Accounting Standards Update No. 2018-07 (“ASU 2018-07”). The loss from equity method investment in the Joint Venture was decreased by approximately $13.6 million as a result of the continuing effect of the adoption of ASC 606 and was increased by approximately $32.5 million as a result of changes in the fair value of its dividend receivable following the adoption of ASU 2018-07.

General and Administrative Expense and Management Fees

In addition to its income (loss) from its equity method investment in the Joint Venture, Change Healthcare Inc. may also periodically incur certain other operating expenses, including professional service fees, general liability insurance, and other fees associated with being an SEC registrant.

To the extent any such fees Change Healthcare Inc. incurs are required to facilitate or maintain its status as a public company, however, the limited liability company agreement of the Joint Venture (the “LLC Agreement”) contemplates that Change Healthcare Inc. be reimbursed for such costs by the Joint Venture. Such reimbursements are classified as management fees within Change Healthcare Inc.’s statements of operations.

Gain (Loss) on Sale of Interests in the Joint Venture

Under the terms of the LLC Agreement, Change Healthcare Inc. and the Joint Venture agreed to cooperate to ensure a 1:1 ratio of outstanding shares of common stock of Change Healthcare Inc. to the units of the Joint Venture (“LLC Units”) held by Change Healthcare Inc. as long as the subsidiaries of McKesson that serve as members of the Joint Venture (the “McK Members”) hold LLC Units. This provision requires that Change Healthcare Inc. be issued an additional LLC Unit for each share of common stock that Change Healthcare Inc. issues. Similarly, for any share that Change Healthcare Inc. repurchases, the Joint Venture is likewise required to repurchase a respective LLC Unit from Change Healthcare Inc. In this latter case, the repurchase by the Joint Venture of LLC Unit(s) from Change Healthcare Inc. results in a gain or loss to Change Healthcare Inc. equal to the difference in the fair value of such LLC Units and the proportionate carrying value of Change Healthcare Inc.’s investment in the Joint Venture associated with such repurchased LLC Units.

Income Taxes

As the Joint Venture is treated as a partnership for income tax purposes, Change Healthcare Inc. is subject to income taxes for its allocable portion of the Joint Venture’s taxable income. The income tax benefit was $2.2 million and $4.8 million (which resulted in effective income tax rates of 5.5% and 21.5%) for the three months ended June 30, 2019 and 2018, respectively.

Liquidity and Capital Resources

Overview

Change Healthcare Inc.’s principal source of liquidity consists of distributions or advances from the Joint Venture. To the extent that Change Healthcare Inc. requires additional funds, Change Healthcare Inc. may need to raise funds through subsequent debt or equity financing.

Change Healthcare Inc. has not incurred, nor does it expect to incur, significant capital expenditures in the normal course of business or to pursue acquisition opportunities other than through the Joint Venture.

Off-Balance Sheet Arrangements

As of June 30, 2019, Change Healthcare Inc. had no off-balance sheet arrangements.

Recent Accounting Pronouncements

See Note 2, Basis of Presentation, within Change Healthcare Inc.’s financial statements appearing elsewhere in this Quarterly Report for information about recent accounting pronouncements and the potential impact on Change Healthcare Inc.’s financial statements.

Critical Accounting Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles (“GAAP”) requires Change Healthcare Inc. to make estimates and assumptions that affect reported amounts and related disclosures. Change Healthcare Inc. considers an accounting estimate to be critical if:

•	it requires assumptions to be made that were uncertain at the time the estimate was made; and

•	changes in the estimate or different estimates that could have been made could have a material impact on Change Healthcare Inc.’s results of operations and financial condition.

As disclosed in Note 2, Summary of Significant Accounting Policies, in Change Healthcare Inc.’s Registration Statement on Form S-1 (333-230345), Change Healthcare Inc. evaluates its equity method investment for impairment review whenever an event or change in circumstances occurs that may have a significant adverse impact on the carrying value of the investment. If a loss in value occurs that is deemed to be other than temporary, an impairment loss would be recognized.

Subsequent to the IPO, Change Healthcare Inc. now has a publicly available indication of the value of its investment in the Joint Venture. The fair value that was derived from trading prices of Change Healthcare Inc.’s common stock during the two-day trading period in June 2019 indicated a potential impairment to Change Healthcare Inc.’s carrying value. Accordingly, Change Healthcare Inc. evaluated its equity method investment for an other-than-temporary impairment (“OTTI”). Change Healthcare Inc. considered various factors in determining whether an OTTI had occurred, including the limited trading history available, the implied EBITDA valuation multiples compared to public guideline companies, the Joint Venture’s ability to achieve milestones and any operational and strategic changes by the Joint Venture that might have negatively impacted the fair value. After the evaluation, Change Healthcare Inc. determined that an OTTI had not occurred as of June 30, 2019 or as of the date of this quarterly report on Form 10-Q. However, the Joint Venture may experience declines in its fair value and Change Healthcare Inc. may determine an impairment loss will be required to be recognized in a future reporting period. Such determination will be based on the prevailing facts and circumstances, including those related to the reported results and disclosures of the Joint Venture as well as from changes in the market price of Change Healthcare Inc.’s common stock.

Change Healthcare Inc. believes the current assumptions and other considerations used to estimate amounts reflected in Change Healthcare Inc.’s financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts reflected in Change Healthcare Inc.’s financial statements, the resulting changes could have a material adverse effect on Change Healthcare Inc.’s results of operations and financial condition.

See Note 2, Summary of Significant Accounting Policies, within Change Healthcare Inc.’s financial statements appearing in Registration Statement on Form S-1 (333-230345) for information about Change Healthcare Inc.’s other critical accounting policies.

Quantitative and Qualitative Disclosure of Market Risk

As Change Healthcare Inc. has no substantive assets or operations apart from its investment in the Joint Venture, Change Healthcare Inc. does not believe that it has significant market risk.

Summary Disclosures about Contractual Obligations and Commercial Commitments

Change Healthcare Inc. has no ongoing contractual obligations or commercial commitments as of June 30, 2019. As indicated in Recent Developments above, Change Healthcare Inc. consummated an offering of TEUs on July 1, 2019. Such TEUs include aggregate amortizing notes of $47.4 million which are due in quarterly installments of principal and interest through June 30, 2022.

Change Healthcare LLC

Overview

The Joint Venture is a leading independent healthcare technology company, formed through the combination of substantially all of the businesses of Change Healthcare Performance, Inc. (formerly Change Healthcare, Inc.) (“Legacy CHC”) and a majority of the McKesson Technology Solutions business (the “Core MTS”), which was completed on March 1, 2017. The Joint Venture offers a comprehensive suite of software, analytics, technology enabled services and network solutions that drive improved results in the complex workflows of healthcare system payers and providers. The Joint Venture’s solutions are designed to improve clinical decision making, simplify billing, collection and payment processes and enable a better patient experience.

The Joint Venture offers comprehensive end-to-end solutions with modular capabilities to address its customers’ needs. Working with its customers to analyze workflows before, during and after care has been delivered to patients, the Joint Venture designs and commercializes innovative solutions for various points in the healthcare delivery timeline. The Joint Venture’s offerings range from discrete data and analytics solutions to broad enterprise-wide solutions, which include workflow software and technology-enabled services that help its customers achieve their operational objectives. As payers and providers become larger and more sophisticated and manage increasingly complex workflows, the Joint Venture believes it will increasingly seek strategic partners with scale and comprehensive, high value solutions.

The Joint Venture’s Intelligent Healthcare Network was created to facilitate the transfer of data among participants and is one of the largest clinical and financial healthcare networks in the United States. In the fiscal year ended March 31, 2018, Change Healthcare facilitated nearly 14 billion healthcare transactions and approximately $1 trillion in adjudicated claims or approximately one-third of all U.S. healthcare expenditures. The Joint Venture serves the vast majority of U.S. payers and providers. The Joint Venture’s customer base includes approximately 2,200 government and commercial payer connections, 900,000 physicians, 118,000 dentists, 33,000 pharmacies, 5,500 hospitals and 600 laboratories. This network transacts clinical records for over 112 million unique patients, more than one-third of the estimated total U.S. population. With insights gained from its pervasive network, extensive applications and analytics portfolio and its services operations, the Joint Venture has designed analytics solutions that include industry-leading and trusted franchises supported by extensive intellectual property and regularly updated content.

In addition to the advantages of scale, the Joint Venture believes it offers the collaborative benefits of a mission-critical partner. The Joint Venture seeks enduring relationships with each customer through solutions embedded in their complex daily workflows that deliver measurable results. The Joint Venture’s customer retention rate for its top 50 provider and top 50 payer customers for the fiscal year ended March 31, 2019 was 100%. The Joint Venture believes its size, scale, thought leadership and prevalence across the healthcare ecosystem help make it a preferred partner for innovative technology companies and industry associations focused on driving standardization and efficiencies in the healthcare industry.

Segments

The Joint Venture reports its financial results in the following three reportable segments: Software and Analytics, Network Solutions and Technology-Enabled Services.

•

Software and Analytics provides software and analytics solutions for financial performance, payment accuracy, clinical decision management, value-based payment, provider and consumer engagement and imaging and clinical workflow.

•

Network Solutions enables financial, administrative and clinical transactions, electronic business-to-business and consumer-to-business payments and aggregation and analytics of clinical and financial data.

•	Technology-Enabled Services provides solutions for financial and administrative management, value-based care, communication and payment, pharmacy benefits administration and healthcare consulting.

In April 2019, the Joint Venture made certain changes in the way that it manages its business and allocates costs. Specifically, the Joint Venture made the following changes:

•	Moved its consumer payments solution from the Network Solutions reportable segment to the Technology-enabled Services reportable segment.

•	Moved its consumer engagement solutions from the Software and Analytics reportable segment to the Network Solutions reportable segment.

•	Made certain changes in the way that costs are assigned to reportable segments.

The presentation of revenue and Adjusted EBITDA included within this management’s discussion and analysis of financial condition and results of operations has been retrospectively adjusted for all periods presented to reflect the above described changes.

Factors Affecting Change Healthcare’s Results of Operations

The following are certain key factors that affect, will affect, or have recently affected, the Joint Venture’s results of operations:

Post-Contribution Cost Synergies

In connection with the Transactions, the Joint Venture identified opportunities to implement certain cost synergies based on its analyses of existing operating structures, estimated spend by category, its resource requirements and industry benchmarks for similar activities. The Joint Venture expects such cost synergies to include, among others, (i) product integration, network efficiencies and combining common products; (ii) procurement savings from the elimination of duplicate orders, leveraging scale and optimization of providers; (iii) utilization of global talent; and (iv) reduction of management redundancies and duplicative roles.

By the end of the fourth year following the combination of the Legacy CHC and Core MTS, the Joint Venture expects to have implemented operational initiatives to fully realize these synergies, which are expected to result in significant annual run-rate cost savings and efficiencies. The Joint Venture has incurred significant non-recurring expenses and expects to continue to incur such expenses in order to achieve these cost synergies.

Macroeconomic and Industry Trends

The healthcare industry is highly regulated and subject to frequently changing complex regulatory and other requirements. For example, ongoing healthcare reform has significantly affected the healthcare regulatory environment by changing how healthcare services are covered, delivered and reimbursed through coverage expansion, reduced federal healthcare program spending, increased efforts to link federal healthcare program payments to quality and efficiency and insurance market reforms. The number of states that will ultimately participate in some form of Medicaid expansion and the future of mandated coverage for individuals is not yet clear. If the Patient Protection and Affordable Care Act (collectively, the “ACA”) is repealed or significantly modified, such repeal or modification, any alternative reforms adopted in its place or the failure to adopt alternative reforms may have a material impact on the Joint Venture’s business. For example, since many of the Joint Venture’s products and services include solutions designed to assist customers in effectively navigating the shift to value-based healthcare, the elimination of, or significant reductions to, the ACA’s various value-based healthcare initiatives may adversely impact the Joint Venture’s business. While the specific regulatory instruments and tactics used to implement reform may change in the future, the Joint Venture expects that the pervasive focus on improving coverage, efficiency and quality and related needs for payers and providers to optimize performance and reduce costs will continue.

Revenue Convergence

In April 2019, the Joint Venture adopted Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, which replaces most prior general and industry specific revenue recognition guidance with a principles-based comprehensive revenue recognition framework.

The Joint Venture adopted ASC 606 using the modified retrospective transition method applied only to contracts that were not completed as of the date of initial application. The adoption of ASC 606 resulted in a cumulative effect adjustment to reduce members’ deficit as of April 1, 2019 by $159.9 million. After assessing all potential impacts of adopting the new standard on its consolidated financial statements, related disclosures, and necessary control and process changes, the Joint Venture noted the following to be the most notable impacts of adopting the new standard:

•	Revenue for certain contingent fee service arrangements will be accelerated as revenue for these arrangements is recognized as the services are performed.

•

Revenue related to certain time-based software and content license agreements will be accelerated. The license component for certain time-based software will be recognized upon delivery to the customer (“point in time”), or in the case of software that requires significant production, modification or customization, recognized as the implementation work is performed. A non-license component (e.g., technical support) will be recognized over the respective contract terms (“over time”).

•

Incremental costs to obtain contracts and qualifying costs to fulfill will be capitalized and amortized over the period of benefit. The net result of this change was an increase to capitalized contract costs on the balance sheet; these capitalized costs will be amortized and recognized as expense over an incrementally longer period of time.

Refer to Note 2, Basis of Presentation, in the unaudited condensed financial statements of the Joint Venture included as Exhibit 99.1 to this Quarterly Report for a full description of the impact of the adoption of ASC 606 on the Joint Venture’s financial statements.

Equity-based Compensation

Change Healthcare Inc. grants equity-based awards of Change Healthcare Inc. common stock to certain employees, officers and directors of Change Healthcare Inc., eRx Network, and the Joint Venture. For grants to employees, equity-based awards are generally measured at the date of grant and recognized as expense over each employee’s service period. Because the Joint Venture’s employees are not considered employees of Change Healthcare Inc., however, prior to the adoption of FASB ASU No. 2018-07 on April 1, 2019, the Joint Venture was generally required to re-measure these equity-based awards at fair value each quarter until the earlier of the completion of required service or the performance commitment date. As a result, the Joint Venture’s results of operations have historically reflected volatility from the periodic re-measurement of its equity-based awards.

In April 2019, the Joint Venture adopted FASB ASU No. 2018-07, the effect of which is to require that equity awards to non-employees be treated similarly to awards to employees. As a result, the Joint Venture expects to significantly lessen the volatility on equity-based compensation that has historically resulted from changes in the fair value of the underlying stock of Change Healthcare Inc., stock price volatility among its peer companies, changes in interest rates and the passage of time.

Acquisitions and Divestitures

The Joint Venture actively evaluates opportunities to improve and expand its business through targeted acquisitions that are consistent with its strategy. On occasion, the Joint Venture also may dispose of certain components of its business that no longer fit within its overall strategy. Because of the Joint Venture’s acquisition and divestiture activity as well as the shifting revenue mix of its business due to this activity, the Joint Venture’s results of operations may not be directly comparable among periods.

In July 2018, certain of the Joint Venture’s affiliates sold all of the membership interests in the Joint Venture’s extended care business (a component of the software and analytics reportable segment) for net cash proceeds of $159.9 million, subject to certain post-closing adjustments including for working capital.

Income Taxes

The Joint Venture’s effective income tax rate is affected by several factors. The following table and subsequent commentary reconciles the Joint Venture’s federal statutory rate to its effective income tax rate and the subsequent commentary describes the more significant of the reconciling factors:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018
Statutory U.S. federal tax rate	21.00%	21.00%
State income taxes (net of federal benefit)	1.42	(1.51)
Income passed through to Members	(14.84)	(25.23)
Global intangible low taxed income (GLTI)	0.70	2.89
Change in tax liability on outside basis difference of foreign subsidiary	0.51	1.19
Change in valuation allowance	(4.60)	0.43
Accretion and changes in estimate, net	0.39	1.71
Research and development credits (net of uncertain tax positions)	(2.85)	(3.02)
Other	0.39	1.67

Effective income tax rate	2.12%	(0.87)%

State Income Taxes--The Joint Venture’s effective tax rate for state income taxes is generally impacted by changes in its apportionment.

Income Passed through to Members—Certain of the Joint Venture’s subsidiaries are organized as limited liability corporations and report income that is distributed to the Members where it is subject to income taxes.

Global intangible low taxed income—The Tax Cuts and Jobs Act introduced a tax on U.S. based corporations with foreign earnings that exceed an allowable percentage of invested foreign assets.

Change in tax liability on outside basis difference of foreign subsidiary—The Joint Venture records tax expense or benefit related to undistributed earnings in a foreign subsidiary for the change in the amount of excess of book basis over tax basis in the subsidiary.

Change in Valuation Allowance—The Joint Venture records valuation allowances or reverse existing valuation allowances related to assumed future income tax benefits depending on circumstances and factors related to its business. During the three months ended June 30, 2019, the Joint Venture released a valuation allowance related to prior deferred tax assets as a result of its change in judgment resulting from forecasted earnings and tax planning strategies that provide for future taxable income in the relevant jurisdictions.

Accretion and changes in estimate, net—As a result of a prior business combination, the Joint Venture was required to record its 2009-2011 Tax Receivable Agreements at their then fair value which results in subsequent periodic accretion to adjust this initial fair value to the gross amount of payments due under such agreements. The Joint Venture generally is unable to deduct such accretion when determining its taxable income.

Research and development credits (net of uncertain tax position liability)—The Joint Venture records credits against income taxes for certain research and development expenditures in the U.S. and Canada net of the portion that is estimated to be included in the Company’s unrecognized tax benefits.

Public Company Costs

Following the completion of Change Healthcare Inc.’s offering, the Joint Venture expects to incur additional costs associated with Change Healthcare Inc.’s operating as a public company. The Joint Venture expects that these costs will include additional personnel, legal, consulting, regulatory, insurance, accounting, investor relations and other expenses that it did not incur as a private company. The Sarbanes-Oxley Act, as well as rules adopted by the SEC and national securities exchanges, requires public companies to implement specified corporate governance practices that historically have been inapplicable to Change Healthcare Inc. and the Joint Venture. These additional rules and regulations will increase the Joint Venture’s legal, regulatory and financial compliance costs and will make some activities more time-consuming and costly.

Qualified McKesson Exit

In connection with a Qualified McKesson Exit, we anticipate that Change Healthcare Inc. will acquire the interest in the Joint Venture that it did not own prior to such transaction. As a result, in periods following the Qualified McKesson Exit, Change Healthcare LLC is expected to be a wholly-owned subsidiary of Change Healthcare Inc. and Change Healthcare Inc. will consolidate the financial position and results of Change Healthcare LLC in its financial statements.

Change Healthcare Inc. expects to account for the Qualified McKesson Exit and related transactions as a business combination achieved in stages in accordance with the FASB Accounting Standards Codification Business Combinations Topic, resulting in a new basis of accounting. As a result, Change Healthcare Inc. will be required to remeasure its investment in the Joint Venture to fair value as of the date that control is obtained and will recognize a gain or loss in its statement of operations for the difference in the carrying value and fair value of this investment. Further, Change Healthcare Inc. expects to recognize the consideration transferred, as well as the acquired business’s identifiable assets, liabilities and noncontrolling interests at their acquisition date fair value. The excess of the consideration transferred over the fair value of the identifiable assets, liabilities and noncontrolling interest, if any, is anticipated to be recorded as goodwill. Any excess of the fair value of the identifiable assets acquired and liabilities assumed over the consideration transferred, if any, would generally be recognized within earnings as of the acquisition date.

As a result of the accounting for these transactions and the anticipated change in basis of accounting, the consolidated results of Change Healthcare Inc. in periods following the Qualified McKesson Exit will not be comparable to the consolidated results of the Joint Venture in periods prior to the Qualified McKesson Exit. The following are certain of the more significant changes resulting from the Qualified McKesson Exit that are expected to affect the comparability of financial results and operations:

•	Gain or loss upon remeasuring Change Healthcare Inc.’s investment in the Joint Venture at its fair value.

•

Increased tangible and intangible assets resulting from adjusting the basis of tangible and intangible assets to their fair value which is expected to result in increased depreciation and amortization expense.

•

Potential increase or decrease in long-term debt as a result of adjustments to state the long-term debt at its fair value. Resulting differences in the historical carrying value and fair value of the long-term debt are expected to result in either additional discount or premium which, in turn, may materially increase or decrease future interest expense.

•

Decreased deferred revenue as a result of recognizing deferred revenue in the business combination only to the extent that contractual obligations remain to be fulfilled at that time. Decreases in deferred revenue are expected to result in decreased solutions revenue in the near term.

•

Income currently attributable to the Joint Venture and not subject to U.S. federal income taxes and most state and local income taxes will become subject to such taxes, resulting in an expected increase in Change Healthcare Inc.’s effective tax rate compared with the historical effective tax rate of the Joint Venture.

Results of Operations

The Joint Venture adopted the new revenue recognition accounting standard Accounting Standards Codification (“ASC”) 606 effective April 1, 2019 on a modified retrospective basis. Its results of operations as presented within the following discussion and analysis includes financial results for reporting periods during fiscal 2020, which are disclosed in compliance with the new revenue recognition standard. Historical financial results for reporting periods prior to fiscal 2020 have not been retroactively restated and are presented in conformity with amounts previously disclosed under the prior revenue recognition standard ASC 605. The Joint Venture has included additional information regarding the impacts from the adoption of the new revenue recognition standard for the three months ended June 30, 2019 and included financial results during fiscal 2020 under ASC 605 for comparison to the prior year.

The following table summarizes our consolidated results of operations for the three months ended June 30, 2019 and 2018, respectively:

	Three Months Ended June 30,
	2019			2018	$	%
(in millions)	As Reported	Impacts from Adoption	Without Adoption (ASC 605)	2018	Change	Change
Revenue
Solutions revenue	$797.1	$(41.5)	$755.6	$757.7	$(2.1)	(0.3)%
Postage revenue	58.5	—	58.5	65.6	(7.1)	(10.8)

Total revenue	855.6	(41.5)	814.1	823.3	(9.2)	(1.1)
Operating expenses
Costs of operations (exclusive of depreciation and amortization below)	$326.9	$0.8	$327.7	$337.4	$(9.7)	(2.9)
Research and development	49.3	—	49.3	55.3	(6.0)	(10.8)
Sales, marketing, general and administrative	193.3	5.2	198.5	206.9	(8.4)	(4.1)
Customer postage	58.5	—	58.5	65.6	(7.1)	(10.8)
Depreciation and amortization	71.3	—	71.3	68.5	2.8	4.1
Accretion and changes in estimate with related parties, net	3.9	—	3.9	3.8	0.1	2.6

Total operating expenses	$703.2	$6.0	$709.2	$737.5	$(28.3)	(3.8)
Operating income	152.4	(47.5)	104.9	85.8	19.1	22.3
Non-operating (income) and expense
Interest expense	83.4	—	83.4	78.5	4.9	6.2
Contingent consideration	(0.8)	—	(0.8)	0.3	(1.1)	(366.7)
Other, net	(3.8)	—	(3.8)	(5.5)	1.7	(30.9)

Non-operating (income) and expense	78.8	—	78.8	73.3	5.5	7.5

Income (loss) before income tax provision (benefit)	73.6	(47.5)	26.1	12.5	13.6	108.8
Income tax provision (benefit)	1.6	(2.3)	(0.7)	(0.1)	(0.6)	600.0

Net income (loss)	$72.0	$(45.2)	$26.8	$12.6	$14.2	112.7%

As a result of displaying amounts in millions, rounding differences may exist in the table above.

Three Months Ended June 30, 2019 (ASC 605 Basis) Compared to Three Months Ended June 30, 2018

Solutions Revenue

Solutions revenue decreased $2.1 million for the three months ended June 30, 2019, compared with the same period in the prior year. Factors affecting the Joint Venture’s solutions revenue are described in the various segment discussions below.

Expenses

Costs of Operations

Costs of operations decreased $9.7 million for the three months ended June 30, 2019, compared with the same period in the prior year. The decrease in the Joint Venture’s costs of operations is primarily attributable to cost synergies associated with network efficiencies and reduction or elimination of duplicative roles, among other factors.

Research and Development

Research and development expenses decreased $6.0 million for the three months ended June 30, 2019, compared with the same period in the prior year. As with cost of operations, the reduction in research and development expense reflects continued synergies associated with reduction or elimination of duplicative roles.

Sales, Marketing, General and Administrative Expense

Sales, marketing, general and administrative expenses decreased $8.4 million for the three months ended June 30, 2019, compared with the same period in the prior year. Sales, marketing, general and administrative expense for each of the three months ended June 30, 2019 and 2018 reflects significant integration related costs, including professional and consulting fees related to rationalizations of information technology, business process re-engineering, implementation of human resource and finance information technology systems, severance and other costs. The amount of such costs, however, decreased by $2.9 million in the three months ended June 30, 2019 as compared to the same period in the prior year.

In addition to recognizing a decrease in integration related costs during the quarter, the decrease in sales, marketing, general and administrative expense can be attributed to the prior year period including costs to implement ASC 606 ($3.7 million) that did not recur in the three-month period ended June 30, 2019.

Customer Postage

Customer postage decreased $7.1 million for the three months ended June 30, 2019, compared with the same period in the prior year. Customer postage is affected by the declines in print volumes within communication and payment solutions, which were partially offset by the effect of a USPS postage rate increase in January 2019 (e.g. an increase in first-class postage of 10%). Because customer postage is a pass-through cost to the Joint Venture’s customers, however, changes in volume of customer postage generally have no effect on operating income.

Depreciation and Amortization

Depreciation and amortization increased $2.8 million for the three months ended June 30, 2019, compared with the same period in the prior year. Depreciation and amortization were generally affected by routine amortization of tangible and intangible assets existing at March 31, 2019 as well as the routine amortization and depreciation of additions to property, equipment, and software since that date.

Accretion and changes in estimate with related parties, net

Accretion and changes in estimate with related parties, net increased $0.1 million for the three months ended June 30, 2019, compared with the same period in the prior year. Accretion is routinely affected by changes in the expected timing or amount of cash flows which may result from various factors, including changes in tax rates.

Interest expense

Interest expense increased $4.9 million for the three months ended June 30, 2019, compared with the same period in the prior year. This increase is primarily attributable to increased interest rates during the period. While the Joint Venture has interest rate cap agreements in place to limit its exposure to such rising interest rates, such agreements together with the Joint Venture’s fixed rate notes, effectively fixed interest rates for approximately 49% of its total indebtedness at June 30, 2019.

As discussed in Recent Developments, the Joint Venture used proceeds from the initial public offering to repay approximately $805 million of its variable interest rate debt in July 2019. As a result, the Joint Venture expects to recognize reduced interest expense in future periods and reduced variability to fluctuations in market interest rates.

Contingent consideration

Contingent consideration reflects changes in the fair value of the Joint Venture’s earnout obligation to the former owners of an acquired business. Such amounts may increase or decrease in the future based on changes in the expected amount, timing, and probability of making such payments in the future.

Other, net

Other, net primarily represents income the Joint Venture receives from McKesson and eRx Network related to transitional and other services that we provide them following the closing of the Transactions in March 2017.

Income Tax Provision (Benefit)

The income tax provision was $1.6 million (effective tax rate of 2.1%) for the three months ended June 30, 2019 as compared to an income tax benefit of $0.1 million (effective tax rate of -0.9%) for the three months ended June 30, 2018. The Joint Venture’s income taxes and related effective tax rate are routinely affected by it and its subsidiaries’ legal organization. Certain of the Joint Venture’s subsidiaries are organized as limited liability corporations and report income that is distributed to the Members where it is subject to income taxes. Other subsidiaries are organized as corporations, for which the tax effects are directly reflected in the Joint Venture’s financial statements.

Solutions Revenue and Adjusted EBITDA

	Three Months Ended June 30,
	2019			2018
	As Reported	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)	$ Change	% Change
(in millions)
Solutions revenue (1)
Software and Analytics	$437.3	$(41.6)	$395.7	$396.4	$(0.7)	(0.2)%
Network Solutions	$141.6	$—	$141.6	$136.6	$5.0	3.7%
Technology-enabled Services	$244.0	$0.1	$244.1	$250.0	$(5.9)	(2.4)%
Adjusted EBITDA
Software and Analytics	$202.3	$(46.0)	$156.3	$142.6	$13.7	9.6%
Network Solutions	$85.0	$(0.5)	$84.5	$82.2	$2.3	2.8%
Technology-enabled Services	$45.2	$(0.8)	$44.4	$50.0	$(5.6)	(11.2)%
(1) Includes inter-segment revenue

As a result of displaying amounts in millions, rounding differences may exist in the tables above.

Software and Analytics

Software and Analytics revenue decreased $0.7 million for the three months ended June 30, 2019, compared with the same period in the prior year. Software and Analytics revenue reflects core revenue growth and timing, more than offset by ongoing efforts to rationalize the connected analytics solution and the effect on revenue of the sale of the Joint Venture’s extended care business in July 2018. Specifically, the Joint Venture recognized revenue of $0 million and $9.2 million in the three months ended June 30, 2019 and 2018 related to this extended care business.

Software and Analytics Adjusted EBITDA increased $13.7 million for the three months ended June 30, 2019, compared to the same period in the prior year. This increase in Adjusted EBITDA was attributable to core revenue growth and timing, operational synergies, and cost initiatives related to the connected analytics solution. This increase was partially offset by a $1.5 million decrease in Adjusted EBITDA that resulted from the divestiture of the extended care business.

Network Solutions

Network Solutions revenue increased $5.0 million for the three months ended June 30, 2019, compared with the same period in the prior year. Network solutions revenue for the quarter ended June 30, 2019 primarily reflects the implementation of new customers among the business to business payments ($1.7 million) and increased revenues resulting from the sale of new data solutions contracts ($1.4 million).

Network Solutions Adjusted EBITDA increased by $2.3 million for the three months ended June 30, 2019, compared to the same period in the prior year. As described above, Network Solutions revenue was positively affected by the implementation of new customers among the business to business payments, and increased revenues resulting from the sale of new data contracts, growth in dental network revenue resulting from a contract renewal, price increases, and stronger volumes. Adjusted EBITDA similarly increased as a result of these factors.

Technology-enabled Services

Technology-enabled Services revenue decreased $5.9 million for the three months ended June 30, 2019, compared with the same period in the prior year. Technology-enabled Services revenue for the three months ended June 30, 2019 reflects new sales and same store organic growth of $21 million which was more than offset by $27 million of customer attrition (including the company’s decision to exit certain contracts). Customer attrition for the three months ended June 30, 2019 reflects the full current period impact of attrition that occurred throughout Fiscal 2019 in the Joint Venture’s physician revenue cycle management and communication and payment services solutions, driven by industry consolidation. While the Joint Venture expects that such consolidation will continue in the future, as part of its strategy, the Joint Venture is repositioning certain of its solutions to better address end market dynamics, enhance efficiency and to improve the long-term growth potential of these solutions.

Technology-enabled Services Adjusted EBITDA decreased $5.6 million for the three months ended June 30, 2019, compared to the same period in the prior year. Technology-enabled Services Adjusted EBITDA for the three months ended June 30, 2019 reflects the decrease in Technology-enabled Services revenue and increased costs associated with repositioning certain of our physician revenue cycle management and communication and payment solutions, which were partially offset by cost savings from the Joint Venture’s post-contribution cost synergy initiatives.

Significant Changes in Assets and Liabilities

Within the Joint Venture’s network solutions business, the Joint Venture regularly receives funds from certain pharmaceutical industry participants in advance of its obligation to remit these funds to participating retail pharmacies. Such funds are not restricted; however, these funds are generally paid out in satisfaction of the processing obligations within three business days of their receipt. At the time of receipt, the Joint Venture records a corresponding liability within accrued expenses on its consolidated balance sheets. At June 30, 2019, the Joint Venture reported $19.8 million of such pass-through payment obligations which were subsequently paid in the first week of July 2019. At March 31, 2019, the Joint Venture reported $7.4 million of such pass-through payment obligations.

Liquidity and Capital Resources

Overview

The Joint Venture’s principal sources of liquidity are cash flows provided by operating activities, cash and cash equivalents on hand, and its Revolving Credit Facility. The Joint Venture’s principal uses of liquidity are working capital, capital expenditures, debt service, business acquisitions and other general corporate purposes. The Joint Venture anticipates its cash on hand, cash generated from operations, and funds available under the Revolving Credit Facility will be sufficient to fund its planned capital expenditures, debt service obligations, business acquisitions and operating needs. The Joint Venture may, however, elect to raise funds through debt or equity financing in the future to fund significant investments or acquisitions that are consistent with its growth strategy.

Cash, cash equivalents and restricted cash totaled $27.4 million and $48.9 million at June 30, 2019 and March 31, 2019, respectively, of which $12.3 million and $28.1 million was held outside the United States. As of June 30, 2019, no amounts had been drawn under the senior secured revolving line of credit and the Joint Venture could have borrowed up to the additional $495.1 million available. The Joint Venture also has the ability to borrow up to an additional $1,080.0 million, or such amount that the senior secured net leverage ratio does not exceed 4.9 to 1.0, whichever is greater, under the Senior Secured Credit Facilities, subject to certain additional conditions and commitments by existing or new lenders to fund any additional borrowings.

The balance retained in cash and cash equivalents is consistent with the Joint Venture’s short-term cash needs and investment objectives. The Joint Venture may be required to make additional principal payments on the Term Loan Facility based on excess cash flows of the prior year, as defined in the credit agreement governing the Term Loan Facility.

	Three Months Ended		$	%
(in millions)	June 30, 2019	June 30, 2018	Change	Change

Cash provided by (used in) operating activities	$84.5	$190.9	$(106.4)	-56%
Cash provided by (used in) investing activities	(67.4)	(65.2)	(2.2)	3%
Cash provided by (used in) financing activities	(38.6)	(43.1)	4.5	-10%
Effects of exchange rate changes on cash, cash equivalents and restricted cash	0.1	(0.8)	0.9	-113%

Net change in cash, cash equivalents and restricted cash	$(21.4)	$81.8	$(103.2)	-126%

Operating Activities

Cash provided by operating activities is primarily affected by operating income, including the impact of debt service payments, integration related costs and the timing of collections and related disbursements. Cash provided by operating activities includes $12.3 million and $154.6 million as a source of cash related to pass-through funds for the three months ended June 30, 2019 and 2018, respectively.

Investing Activities

Cash used in investing activities reflects routine capital expenditures related to purchase of property and equipment and the development of software as well as expenditures related to significant software development efforts necessary to integrate the contributed businesses.

Financing Activities

Cash used in financing activities reflects cash payments under the Term Loan Facility, receipts under the Joint Venture’s interest rate cap agreements, and payments for deferred financing obligations.

Capital Expenditures

The Joint Venture incurs capital expenditures to grow its business by developing new and enhanced capabilities, to increase the effectiveness and efficiency of the organization and to reduce risks. The Joint Venture incurs capital expenditures for product development, disaster recovery, security enhancements, regulatory compliance and the replacement and upgrade of existing equipment at the end of its useful life.

Debt

Senior Credit Facilities and Senior Notes

In March 2017, the Joint Venture entered into the $5,100.0 million Term Loan Facility, and a $500.0 million Revolving Credit Facility. Additionally, the Joint Venture issued $1,000.0 million of 5.75% senior notes due 2025 (the “Senior Notes”). No amounts have been drawn against the Revolving Facility as of June 30, 2019.

Hedge

From time to time, the Joint Venture executes interest rate cap agreements with various counterparties that effectively cap its LIBOR exposure on a portion of its existing Term Loan Facility or similar replacement debt. The following table summarizes the terms of the Joint Venture’s interest rate cap agreements at June 30, 2019.

Effective Date	Expiration Date	Notional Amount	Receive LIBOR Exceeding (1)	Pay Fixed Rate
March 31, 2017	March 31, 2020	$650,000	1.25%	0.56%
March 31, 2017	March 31, 2020	$750,000	1.00%	0.82%
August 31, 2018	March 31, 2020	$500,000	1.00%	1.82%
March 31, 2020	December 31, 2021	$1,500,000	1.00%	1.82%

(1)	All based on 1-month LIBOR, except the $650,000 tranche which receives based on 3-month LIBOR.

The interest rate caps are recorded on the balance sheet at fair value. Changes in the fair value of the interest rate cap agreements are recorded in other comprehensive income.

In accordance with ASC 815, the fair value of the interest rate caps at inception is reclassified from other comprehensive income to interest expense in the same period the interest expense on the underlying hedged debt impacts earnings. Any payments the Joint Venture receives to the extent LIBOR exceeds the specified cap rate is also reclassified from other comprehensive income to interest expense in the period received.

In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. The Joint Venture has material contracts that are indexed to USD-LIBOR and is monitoring this activity and evaluating the related risks.

Effect of Certain Debt Covenants

A breach of any of the covenants under the agreements governing the Joint Venture’s debt could limit its ability to borrow funds under the Term Loan Facility and could result in a default under the Term Loan Facility. Upon the occurrence of an event of default under the Term Loan Facility, the lenders could elect to declare all amounts then outstanding to be immediately due and payable, and the lenders could terminate all commitments to extend further credit. If the Joint Venture were unable to repay the amounts declared due, the lenders could proceed against any collateral granted to them to secure that indebtedness.

With certain exceptions, the Term Loan Facility obligations are secured by a first-priority security interest in substantially all of the assets of the Joint Venture, including its investment in subsidiaries. The Term Loan Facility contains various restrictions and nonfinancial covenants, along with a senior secured net leverage ratio test. The nonfinancial covenants include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. The senior secured net leverage test must be met as a condition to incur additional indebtedness, but otherwise is applicable only to the extent that amounts drawn on the Revolving Credit Facility exceed $175.0 million at the end of the fiscal quarter. As of June 30, 2019, the Joint Venture was in compliance with all debt covenants.

The Joint Venture’s ability to meet its liquidity needs depends on its subsidiaries’ earnings and cash flows, the terms of the Joint Venture and its subsidiaries’ indebtedness, and other contractual restrictions. Except for certain permitted distributions, the Joint Venture generally is not permitted to make any distribution to its members.

Off-Balance Sheet Arrangements

As of June 30, 2019, the Joint Venture had no off-balance sheet arrangements.

Recent Accounting Pronouncements

See Exhibit 99.1, “Notes to Consolidated Financial Statements,” Note 2, “Summary of Significant Accounting Policies,” for information about recent accounting pronouncements and the potential impact on the Joint Venture’s consolidated financial statements.

Critical Accounting Estimates

The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. The Joint Venture considers an accounting estimate to be critical if:

•	it requires assumptions to be made that were uncertain at the time the estimate was made; and

•	changes in the estimate or different estimates that could have been made could have a material impact on our consolidated results of operations and financial condition.

The Joint Venture believes the current assumptions and other considerations used to estimate amounts reflected in its consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our consolidated financial statements, the resulting changes could have a material adverse effect on the Joint Venture’s consolidated results of operations and financial condition.

Revenue Recognition

In April 2019, the Joint Venture adopted Accounting Standards Codification ASC 606, Revenue from Contracts with Customers, which replaced most prior general and industry specific revenue recognition guidance with a principles-based comprehensive revenue recognition framework. Under this revised framework, a company recognizes revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services.

The Joint Venture generates most of its solutions revenue by using technology solutions (generally Software as a Service (“SaaS”)) to provide services to its customers that automate and simplify business and administrative functions for payers, providers, pharmacies, and channel partners and through the licensing of software, software systems (consisting of software, hardware and maintenance support) and content.

The Joint Venture recognizes revenue when the customer obtains control of the good or service through the Joint Venture satisfying a performance obligation by transferring the promised good or service to the customer.

Principal Revenue Generating Products and Services

Content license subscriptions and time-based software—The Joint Venture’s content license subscriptions and time-based software arrangements provide a license to use a software for a specified period of time. At the end of the contractual period, the customer either renews the license for an additional term or ceases to use the software. Software licenses are typically delivered to the customer with functionality that the customer can benefit from the software on its own or together with readily available resources. As contracts for these solutions generally do not price individual components separately, the Joint Venture allocates the transaction price to the license and ongoing support performance obligations based on standalone selling price (“SSP”), primarily determined by historical value relationships between licenses and ongoing support and updates. Revenue allocated to content license subscriptions and time-based software license agreements is generally recognized at the point-in-time of delivery of the license or the content update upon transfer of control of the underlying license to the customer. Generally, software implementation fees are recognized over the implementation period through an input measure of progress method. Revenue allocated to maintenance and support is recognized ratably over the period covered by the agreements, as passage of time represents a faithful depiction of the transfer of these services. In some cases, software arrangements provide licenses to several software applications that are highly integrated with the implementation services and software updates and cannot function separately. The bundle is a single performance obligation since the individually promised goods and services are not distinct in the context of the contract because the related implementation services significantly modify and customize the software and the updates provided to the integrated software solution are critical to the software’s utility. The related revenue is recognized on a straight-line basis, ratably over the contractual term due to the frequency and criticality of the updates throughout the license period.

Contingent fee services—The Joint Venture provides services to customers in which the transaction price is contingent on future occurrences, such as savings generated or amounts collected on behalf of its customers through the delivery of its services. In some cases, the Joint Venture performs services in advance of invoicing the customer, thereby creating a contract asset. Revenue in these arrangements is estimated and constrained until the Joint Venture determines that it is probable that a significant revenue reversal will not occur, and variable consideration is allocated to the performance obligation for which the Joint Venture earns a contingent fee.

Perpetual software licenses — The Joint Venture’s perpetual software arrangements provide a license for a customer to use software in perpetuity. Software licenses are typically delivered to the customer with functionality from which the customer can benefit from the license on its own or together with readily available resources. Perpetual software arrangements are recognized at the time of delivery or through an input measure of progress method over the installation period if the arrangements require significant production or modification or customization of the software. Contracts accounted for through an input measure of progress method are generally measured based on the ratio of labor hours incurred to date to total estimated labor hours to be incurred. Software implementation fees are recognized as the work is performed or under the input method for perpetual software. Hardware revenues are generally recognized upon delivery. Maintenance is recognized ratably over the term of the agreement as passage of time represents a faithful depiction of the transfer of these services.

Professional services — The Joint Venture provides training and consulting services to its customers, and the services may be fixed fee or time and materials based. Consulting services that fall outside of the standard implementation services vary depending on the scope and complexity of the service requested by the customer. Consulting services are deemed to be capable of being distinct from other products and services, and the services are satisfied either at a point of time or over time based on delivery. Training services are usually provided as an optional service to enhance the customer’s experience with a software product or provides additional education surrounding the general topic of the solution. Training services are capable of being distinct from other products and services. The Joint Venture treats training services as a distinct performance obligation, and they are satisfied at a point of time.

Transaction processing services — The Joint Venture provides transaction processing (such as claims processing) services to hospitals, pharmacies and health systems via a cloud-based (SaaS) platform. The promised service is to stand ready to process transactions for our customers over the contractual period on an as needed basis. The revenue related to these services is recognized over time as the transactions are processed, and the revenue is recognized over the individual days in which the services are performed. Any fixed annual fees and implementation fees are recognized ratably over the contract period.

Hosted solutions and software as a service (“SaaS”) — The Joint Venture enters into arrangements whereby the Joint Venture provides the customer access to a Joint Venture-owned software solution, which are generally marketed under annual and multi-year arrangements. The customer is only provided “access” (not a license) to the software application. In these arrangements, the customer does not purchase equipment nor does the customer take physical possession of the software. The related revenue is recognized ratably over the contracted term. For fixed fee arrangements, revenue recognition begins after set-up and implementation are complete. For per-transaction fee arrangements, revenue is recognized as transactions are processed beginning on the service start date.

Contract Balances

The Joint Venture’s payment terms vary by customer and product type. For certain products or services, the Joint Venture requires upfront payments before control of the product or service has transferred to the customer. For other products and services, the Joint Venture invoices the customer in arrears after providing the products or services. In addition, for certain contingent fee services, customers are billed in arrears, typically based upon a percentage of collections the Joint Venture makes on the customer’s behalf.

Under the new revenue standard, the Joint Venture generally recognizes a contract asset when revenue is recognized in advance of invoicing on a customer contract, unless the right to payment for that revenue is unconditional (i.e. requiring no further performance and only the passage of time). If a right to payment is determined to meet the criteria to be considered ‘unconditional’, then the Joint Venture will recognize a receivable.

There were no impairment losses recognized on accounts receivable or contract assets in the quarter ended June 30, 2019.

The Joint Venture records deferred revenues when billings or payments are received from customers in advance of its performance. Deferred revenue is generally recognized when transfer of control to customers occurs. The deferred revenue balance is driven by multiple factors, including the frequency of renewals, invoice timing, and invoice duration. As of June 30, 2019, the Joint Venture expects 93% of the deferred revenue balance to be recognized in one year or less, and approximately $180 million of the beginning period balance was recognized during the first quarter of fiscal 2020.

Costs to Obtain or Fulfill a Contract

Sales commissions and certain other incentive payments (e.g., bonuses that are contingent solely on obtaining a contract or a pool of contracts) earned by the Joint Venture’s sales organization are capitalized as incremental costs to obtain a contract. The Joint Venture typically does not offer commissions on contract renewals. Decremented commissions upon renewal (i.e., non-commensurate with initial commissions) are offered to the Joint Venture’s sales associates for certain customers and are not material. Under ASC 606, all commissions and other qualifying incentive payments capitalized are amortized over an expected period of benefit defined as the initial contract term plus anticipated renewals. In contrast, under ASC 605 these capitalized costs were amortized over the specific revenue contract terms, which are typically 12 to 60 months. In making the significant judgment in determining the appropriate period of benefit, the Joint Venture evaluated both qualitative and quantitative factors such as the expected customer relationship period and technology obsolescence. In addition, prior to solution go-live, the Joint Venture incurs certain contract fulfillment costs primarily related to SaaS setup for our clients. These costs are capitalized to the extent they are directly related to a contract, are recoverable, and create a resource used to deliver the Joint Venture’s SaaS services. Capitalized costs to fulfill a contract are amortized over the expected period of benefit.

At June 30, 2019, the Joint Venture had capitalized costs to obtain a contract of $14.2 million in prepaid and other current assets and $62.0 million in other noncurrent assets. During the three months ended June 30, 2019, the Joint Venture recognized $4.1 million of amortization expense related to such capitalized costs, which is included in the total operating expenses. At June 30, 2019, the Joint Venture had capitalized costs to fulfill a contract of $1.3 million in prepaid and other current assets and $8.3 million in other noncurrent assets. During the three months ended June 30, 2019, the Joint Venture recognized $0.3 million of amortization expense related to such capitalized costs, which is included in total operating expenses.

Postage Revenues

Postage revenues are the result of providing delivery services to customers in the Joint Venture’s payment and communication solutions. Postage revenues are generally billed as a pass-through cost to the Joint Venture’s customers. The service is part of a combined performance obligation with the printing and handling services provided to the customer because the postage services are not distinct within the context of the contract. The Joint Venture presents Postage Revenue separately from Solutions Revenue on the consolidated statements of operation as it makes the financial statements more informative for the users. The revenue related to the combined performance obligation of the postage, printing, and handling service is recognized as the transactions are processed, and the revenue is recognized over the individual days in which the services are performed.

Arrangements with Multiple Performance Obligations

The Joint Venture engages in customer arrangements which may include multiple performance obligations, such as any combination of software, hardware, implementation, SaaS-based offerings, consulting services, or maintenance services. For such arrangements, the Joint Venture allocates revenues to each performance obligation on a relative standalone selling price basis. A performance obligation’s standalone selling price is determined based on the directly observable prices charged to customers when available or estimated using other methods such as the adjusted market assessment approach, the expected cost plus a margin approach, or other approaches in cases where distinct performance obligations are not sold separately but instead sold at a bundled price. For performance obligations with historical pricing that is highly variable, the residual approach is used. Such instances primarily relate to the Joint Venture’s perpetual software arrangements in which the Joint Venture sells the same products to different customers for a broad range of amounts.

Remaining Performance Obligations

The aggregate amount of transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) for executed contracts includes deferred revenue and other revenue yet to be recognized from non-cancellable contracts. As of June 30, 2019, the Joint Venture’s total remaining performance obligations approximated $1.3 billion, of which approximately 53% is expected to be recognized over the next twelve months, and the remaining 47% thereafter.

In this balance, the Joint Venture does not include the value of unsatisfied performance obligations related to those contracts for which it recognizes revenue at the amount for which it has the right to invoice for services performed. Additionally, this balance does not include revenue related to performance obligations that are part of a contract with an original expected duration of one year or less. Lastly, this balance does not include variable consideration allocated to the individual goods or services in a series of distinct goods or services that are substantially the same and that have the same pattern of transfer to the customer. Examples includes variable fees associated with transaction processing and contingent fee services.

Disaggregated Revenue

The Joint Venture disaggregates the revenue from contracts with customers by operating segment as it believes doing so best depicts how the nature, amount, timing and uncertainty of the Joint Venture’s revenue are affected by economic factors. See Note 9 in the Joint Venture’s unaudited financial statements included in Exhibit 99.1, “Segment Reporting” for the total revenue disaggregated by operating segment for the three months ended June 30, 2019 and June 30, 2018.

The Joint Venture’s total revenue by disaggregated revenue source was generally consistent for each reportable segment for the three months ended June 30, 2019 and June 30, 2018.

Customer Incentives

Certain customers, which include the Joint Venture’s channel partners, may receive cash-based incentives or rebates based on actual sales and achievement of a cumulative level of sales, which are accounted for as variable consideration. The Joint Venture considers these amounts to be consideration payable to the customer, and therefore, the Joint Venture estimates these amounts based on the expected amount to be provided to customers and reduces the transaction price accordingly.

Practical Expedients and Exemptions

The Joint Venture has elected to utilize either the right to invoice practical expedient or the series-based variable consideration allocation framework for most transaction processing services not subject to contingencies. The Joint Venture also has elected to exclude sales taxes and other similar taxes from the measurement of the transaction price in contracts with customers. Therefore, revenue is recognized net of such taxes.

In certain customer arrangements with customers, the Joint Venture determined there are certain promised goods or services which are immaterial in the context of the contract from both a quantitative and qualitative perspective, and therefore, the goods and services are disregarded when assessing the performance obligations in the customer arrangement.

The Joint Venture has elected to apply the significant financing practical expedient, and as a result, the Joint Venture will not adjust the promised amount of consideration in a customer contract for the effects of a significant financing component when the period of time between when the Joint Venture transfers a promised good or service to a customer and when the customer pays for the good or service will be one year or less.

Apart from the adoption of FASB ASU No. 2014-09, the Joint Venture believes there have been no other significant changes during the three months ended June 30, 2019 to the items we previously disclosed as our critical accounting estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Cautionary Notice Regarding Forward-Looking Statements

This Quarterly Report contains “forward-looking statements” within the meaning of federal securities laws. Any statements made in this quarterly report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include information concerning possible or assumed future results of operations, including descriptions of our business plans and strategies. These statements often include words such as “anticipate,” “expect,” “suggest,” “plan,” “believe,” “intend,” “estimate,” “target,” “project,” “should,” “could,” “would,” “may,” “will,” “forecast,” “outlook,” “potential,” “continues,” “seeks,” “predicts,” and the negatives of these words and other similar expressions.

Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that factors affecting our actual financial results could cause actual results to differ materially from those expressed in the forward-looking statements. Factors that could materially affect our financial results or such forward-looking statements include, among others, the following factors:

•	macroeconomic and industry trends and adverse developments in the debt, consumer credit and financial services markets;

•	our ability to provide competitive services and prices while maintaining our margins;

•	our ability to retain or renew existing customers and attract new customers;

•	our ability to maintain the security and integrity of our data;

•	our ability to deliver services timely without interruption;

•	our ability to maintain our access to data sources;

•	government regulation and changes in the regulatory environment;

•	litigation or regulatory proceedings;

•	our ability to effectively manage our costs;

•	economic and political instability in the United States and international markets where we operate;

•	our ability to effectively develop and maintain strategic alliances and joint ventures;

•	our ability to timely develop new services and the market’s willingness to adopt our new services;

•	our ability to manage and expand our operations and keep up with rapidly changing technologies;

•	our ability to make acquisitions and integrate the operations of acquired businesses;

•	our ability to protect and enforce our intellectual property, trade secrets and other forms of unpatented intellectual property;

•	our ability to defend our intellectual property from infringement claims by third parties;

•	the ability of our outside service providers and key vendors to fulfill their obligations to us;

•	further consolidation in our end-customer markets;

•	losses against which we do not insure;

•	our ability to make timely payments of principal and interest on our indebtedness;

•	our ability to satisfy covenants in the agreements governing our indebtedness;

•	our ability to maintain our liquidity;

•	our reliance on key management personnel; and

•	our controlling stockholders.

There may be other factors, many of which are beyond our control, that may cause our actual results to differ materially from the forward-looking statements, including factors disclosed in the Registration Statement on Form S-1 (No. 333-230345) in the section entitled “Risk Factors” and in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. You should evaluate all forward-looking statements made in this report and the other public statements we may make from time to time in the context of these risks and uncertainties.

Our forward-looking statements made herein speak only as of the date on which made. We expressly disclaim any intent, obligation or undertaking to update or revise any forward-looking statements made herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statements are based. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Change Healthcare Inc.

Change Healthcare Inc. holds an equity method investment in the LLC Units of the Joint Venture as well as, following the consummation of the offering of TEUs on July 1, 2019, investments in the amortizing notes and prepaid forward purchase contracts components of the TEUs issued by the Joint Venture. In the case of the equity method investment in the Joint Venture, Change Healthcare Inc. is only exposed to changes in the fair value of the investment to the extent that the changes in fair value are so significant and long-lasting that they represented an other than temporary impairment of the investment. In the case of the investments in the amortizing note and prepaid forward purchase contracts components of the TEUs, however, such investments are required to be remeasured to their respective fair value each quarter with the changes in those values affecting the pretax income of Change Healthcare Inc.

Change Healthcare LLC

The Joint Venture has interest rate risk primarily related to borrowings under the Senior Secured Credit Facilities. Borrowings under the Senior Secured Credit Facilities bear interest at a rate equal to, at the Company’s option, either (i) LIBOR for the relevant interest period, adjusted for statutory reserve requirements (which is subject, solely in the case of the Term Loan Facility, to a floor of 1.00% per annum and, solely in the case of the Revolving Credit Facility, to a floor of 0.00% per annum), plus an applicable margin or (ii) a base rate equal to the highest of (a) the rate of interest in effect as publicly announced by the administrative agent as its prime rate, (b) the federal funds effective rate plus 0.50% and (c) adjusted LIBOR for an interest period of one month plus 1.00% (which may be subject, solely in the case of the Term Loan Facility, to a floor of 2.00% per annum), in each case, plus an applicable margin. The applicable margin for loans under the Term Loan Facility and Revolving Credit Facility are each subject to a reduction from and after a Qualified IPO.

As of June 30, 2019, the Joint Venture had borrowings of $4,883.3 million (before unamortized debt discount) under the Senior Secured Credit Facilities. As of June 30, 2019, the LIBOR-based interest rate on the Term Loan Facility and Revolving Credit Facility were each LIBOR plus 2.75% (but subject to a .25% reduction following the Qualified IPO in July 2019).

The Joint Venture manages economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources and duration of our debt funding and the use of derivative financial instruments. Specifically, the Joint Venture enters into interest rate cap agreements to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Joint Venture’s interest rate cap agreements are used to manage differences in the amount, timing and duration of our known or expected cash receipts and our known or expected cash payments principally related to our borrowings. As of June 30, 2019, the Joint Venture’s outstanding interest rate cap agreements were each designated as cash flow hedges of interest rate risk and were determined to be highly effective.

A change in interest rates on variable rate debt may impact the Joint Venture’s pretax earnings and cash flows. Based on the Joint Venture’s outstanding debt as of June 30, 2019, and assuming that its mix of debt instruments, derivative financial instruments and other variables remain the same, the annualized effect of a one percentage point change in variable interest rates would have an annualized pretax impact on the Joint Venture’s earnings and cash flows of approximately $29.8 million. This variability is expected to decrease in future periods following the repayment of approximately $805 million of variable rate indebtedness in July 2019.

In the future, in order to manage the Joint Venture’s interest rate risk, it may refinance its existing debt, enter into additional interest rate cap agreements, modify its existing interest rate cap agreements or make changes that may impact its ability to treat its interest rate cap agreements as a cash flow hedge. However, the Joint Venture does not intend or expect to enter into derivative or interest rate cap agreement transactions for speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Change Healthcare Inc.’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosures.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving their desired control objectives. Based on the evaluation of Change Healthcare Inc.’s disclosure controls and procedures as of the end of the period covered by this report, its Chief Executive Officer and Chief Financial Officer concluded that, as of such date, its disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the quarter covered by this report, there have been no changes in Change Healthcare Inc.’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Change Healthcare Inc.

In the normal course of business, Change Healthcare Inc. may become subject to various claims and legal proceedings. As of June 30, 2019, Change Healthcare Inc. was not involved in any material pending legal proceedings.

Change Healthcare LLC

The Joint Venture is subject to various claims with customers and vendors, pending and potential legal actions for damages, investigations relating to governmental laws and regulations and other matters arising out of the normal conduct of its business.

From time to time, the Joint Venture receives subpoenas or requests for information from various government agencies. The Joint Venture generally responds to such subpoenas and requests in a cooperative, thorough and timely manner. These responses sometimes require time and effort and can result in considerable costs being incurred by the Joint Venture. Such subpoenas and requests also can lead to the assertion of claims or the commencement of civil or criminal legal proceedings against the Joint Venture and other members of the health care industry, as well as to settlements.

Additionally, in the normal course of business, the Joint Venture is involved in various claims and legal proceedings. While the ultimate resolution of these matters has yet to be determined, the Joint Venture does not believe that it is reasonably possible that their outcomes will have a material adverse effect on the Joint Venture’s consolidated financial position, results of operations or liquidity.

To reduce their exposure to an unexpected significant monetary award resulting from an adverse judicial decision, both Change Healthcare Inc. and Change Healthcare LLC maintain insurance that they believe is appropriate and adequate based on historical experience. Both Change Healthcare Inc. and Change Healthcare LLC advise their insurance carriers of any claims, threatened or pending, against them in the course of litigation and generally receives a reservation of rights letter from the carriers when such claims exceed applicable deductibles.

ITEM 1A. RISK FACTORS

In addition to the other information included in this report, you should carefully consider the factors discussed in “Risk Factors” included in the Registration Statement on Form S-1 (No. 333-230345), as well as the factors identified under “Cautionary Statement Regarding Forward-Looking Statements” at the end of Part I, Item 2 of this Quarterly Report, which could materially affect the Change Healthcare Inc.’s or the Joint Venture’s business, financial condition or future results. The risks described in the Registration Statement on Form S-1 and this Quarterly Report are not the only risks Change Healthcare Inc. or the Joint Venture face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds from Registered Securities

On July 1, 2019, Change Healthcare Inc. completed an initial public offering (the “Common Stock Offering”) of its common stock, par value $0.001 per share (“Common Stock”), and the concurrent public offering (the “TEU Offering” and, together with the Common Stock Offering, the “Offerings”) of its 6.00% tangible equity units (“TEUs”), described in Change Healthcare Inc.’s prospectus relating to the Common Stock Offering (the “Common Stock Prospectus”) and Change Healthcare Inc.’s prospectus relating to the TEUs Offering, in each case dated June 26, 2019 (collectively, the “Prospectuses”), filed with the Securities and Exchange Commission (the “Commission”) on June 28, 2019 pursuant to Rule 424(b) of the Securities Act of 1933, as amended, which is deemed to be part of Change Healthcare Inc.’s Registration Statement on Form S-1 (File No. 333-230345), as amended (the “Registration Statement”), declared effective by the Commission on June 26, 2019. The underwriters of the Offerings were led by Barclays Capital Inc., Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC.

With respect to the Common Stock Offering, Change Healthcare Inc. sold 49,285,713 shares of Common Stock at a public offering price of $13.00 per share, including 6,428,571 shares of Common Stock pursuant to the full exercise of the underwriters’ option to purchase additional shares. With respect to the TEU Offering, Change Healthcare Inc. issued and sold 5,750,000 TEUs in the TEU Offering with a stated amount of $50.00 per TEU, including 750,000 TEUs pursuant to the full exercise of the underwriters’ option to purchase additional TEUs. Change Healthcare Inc. received net proceeds of $609 million from the Common Stock Offering and $279 million from the TEU Offering, in each case after underwriting discounts and commissions of $40.7 million, but before offering costs paid subsequent to the offering from available cash.

The proceeds of the Common Stock Offering were subsequently contributed to the Joint Venture in exchange for 49.3 million additional units of the Joint Venture. The proceeds of the TEU Offering were used to acquire interests in the Joint Venture that substantially mirror the terms of the TEUs issued by Change Healthcare Inc. in the offering. The Joint Venture, in turn, used the proceeds received from Change Healthcare Inc. to repay $805 million of its indebtedness under the Term Loan Facility without penalty and expects to use the remaining proceeds to repay additional amounts outstanding under the Term Loan Facility.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The exhibits listed on the accompanying Exhibit Index are filed, furnished or incorporated by reference (as stated therein) as part of this Quarterly Report.

Exhibit Index

3.1	Amended and Restated Certificate of Incorporation of Change Healthcare Inc., dated as of June 26, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on July 2, 2019).

3.2	Amended and Restated Bylaws of Change Healthcare Inc., dated as of June 26, 2019 (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on July 2, 2019).

4.1	Purchase Contract Agreement, dated as of July 1, 2019, between Change Healthcare Inc. and U.S. Bank N.A., as purchase contract agent, as attorney-in-fact for the Holders from time to time as provided therein and as trustee under the indenture referred to therein (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on July 2, 2019).

4.2	Form of Unit (included in Exhibit 4.1).

4.3	Form of Purchase Contract (included in Exhibit 4.1).

4.4	Indenture, dated as of July 1, 2019, between Change Healthcare Inc. and U.S. Bank N.A., as trustee (incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K filed on July 2, 2019).

4.5	First Supplemental Indenture, dated as of July 1, 2019, between Change Healthcare Inc. and U.S. Bank N.A., as trustee (incorporated by reference to Exhibit 4.5 to the Company’s Form 8-K filed on July 2, 2019).

4.6	Form of Amortizing Note (included in Exhibit 4.5).

10.1	Change Healthcare Inc. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 2, 2019).

10.2	Change Healthcare Inc. 2019 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on July 2, 2019).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

99.1	Condensed financial information of Change Healthcare LLC as of June 30, 2019 and March 31, 2019, and for the three months ended June 30, 2019 and 2018.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Certain agreements and other documents filed as exhibits to this Form 10-Q contain representations and warranties that the parties thereto made to each other. These representations and warranties have been made solely for the benefit of the other parties to such agreements and may have been qualified by certain information that has been disclosed to the other parties to such agreements and other documents and that may not be reflected in such agreements and other documents. In addition, these representations and warranties may be intended as a way of allocating risks among parties if the statements contained therein prove to be incorrect, rather than as actual statements of fact. Accordingly, there can be no reliance on any such representations and warranties as characterizations of the actual state of facts. Moreover, information concerning the subject matter of any such representations and warranties may have changed since the date of such agreements and other documents.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Change Healthcare Inc.

August 14, 2019	By	/s/ Neil E. de Crescenzo
Neil E. de Crescenzo Chief Executive Officer and Director
(Principal Executive Officer)

August 14, 2019	By	/s/ Fredrik Eliasson
Fredrik Eliasson
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)