Form 10-Q
period 2019-09-30
Change Healthcare Inc.
filed 2019-11-14
CIK 1756497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 11, 2019
Common Stock, $0.001 par value	124,948,388

Change Healthcare Inc.

Change Healthcare Inc.

Condensed Statements of Operations

(unaudited and amounts in thousands, except share and per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Revenue	$—	$—	$—	$—
Operating expenses
General and administrative	1,138	31	1,389	62
Accretion Expense	48,363	—	48,363	—

Total operating expenses	49,501	31	49,752	62

Operating income (loss)	(49,501)	(31)	(49,752)	(62)
Non-operating (income) expense
Loss from Equity Method Investment in the Joint Venture	56,179	25,571	95,732	48,337
(Gain) Loss on Sale of Interests in the Joint Venture	—	(197)	—	(661)
Management fee income	(772)	(31)	(876)	(62)
Interest expense	644	—	644	—
Interest income	(644)	—	(644)	—
Amortization of debt discount and issuance costs	212	—	212	—
Unrealized gain (loss) on forward purchase contract	2,435	—	2,435	—

Total non-operating (income) expense	58,054	25,343	97,503	47,614

Income (loss) before income tax provision (benefit)	(107,555)	(25,374)	(147,255)	(47,676)
Income tax provision (benefit)	(13,620)	(6,783)	(15,804)	(11,584)

Net income (loss)	$(93,935)	$(18,591)	$(131,451)	$(36,092)

Net income (loss) per share:
Basic	$(0.66)	$(0.25)	$(1.20)	$(0.48)

Diluted	$(0.66)	$(0.25)	$(1.20)	$(0.48)

Weighted average shares (see Note 5):
Basic	142,223,836	75,506,552	109,111,853	75,555,700

Diluted	142,223,836	75,506,552	109,111,853	75,555,700

See accompanying notes to condensed financial statements.

Change Healthcare Inc.

Condensed Statements of Comprehensive Income (Loss)

(unaudited and amounts in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$(93,935)	$(18,591)	$(131,451)	$(36,092)
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale debt securities of the Joint Venture, net of taxes	1,173	—	1,173	—
Changes in fair value of interest rate swap of the Joint Venture, net of taxes	(1,310)	1,478	(6,741)	2,260
Foreign currency translation adjustment of the Joint Venture	1,583	566	1,809	(2,027)

Other comprehensive income (loss)	1,446	2,044	(3,759)	233

Total comprehensive income (loss)	$(92,489)	$(16,547)	$(135,210)	$(35,859)

See accompanying notes to condensed financial statements.

Change Healthcare Inc.

Condensed Balance Sheets

(unaudited and amounts in thousands, except share and per share amounts)

	September 30, 2019	March 31, 2019
Assets
Current Assets:
Cash	$3,409	$3,409
Prepaid expenses	2,315	—
Due from the Joint Venture	1,345	373
Investment in Joint Venture tangible equity units, current	15,154	—
Income taxes receivable	1,602	1,781

Total current assets	23,825	5,563
Dividend receivable	34,547	81,264
Investment in the Joint Venture	1,826,887	1,211,996
Investment in Joint Venture tangible equity units	259,237	—

Total assets	$2,144,496	$1,298,823

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$453	$176
Due to the Joint Venture	9,513	6,167
Current portion of long-term debt	15,154	—

Total current liabilities	25,120	6,343
Long-term debt	27,384	—
Due to McKesson	48,363	—
Deferred income tax liabilities	156,770	159,993
Other liabilities	752	—
Commitments and contingencies (see Note 4)
Stockholders’ Equity:
Common Stock (par value, $.001), 9,000,000,000 and 252,800,000 shares authorized and 124,935,806 and 75,474,654 shares issued and outstanding at September 30, 2019 and March 31, 2019, respectively	124	75
Class X common stock (par value, $.001), 1 and 1 share authorized and no shares issued and outstanding at September 30, 2019 and March 31, 2019, respectively	—	—
Preferred stock (par value, $.001), 900,000,000 and 0 shares authorized and no shares issued and outstanding at September 30, 2019 and March 31, 2019, respectively	—	—
Additional paid-in capital	2,006,494	1,153,509
Accumulated other comprehensive income (loss)	(6,593)	(3,256)
Retained earnings (deficit)	(113,918)	(17,841)

Total stockholders’ equity	1,886,107	1,132,487

Total liabilities and stockholders’ equity	$2,144,496	$1,298,823

See accompanying notes to condensed financial statements.

Change Healthcare Inc.

Condensed Statements of Stockholders’ Equity

(unaudited and amounts in thousands, except share and per share amounts)

					Accumulated
			Additional	Retained	Other	Total
	Common Stock		Paid-in	Earnings	Comprehensive	Stockholders’
	Shares	Amount	Capital	(Deficit)	Income (Loss)	Equity
Balance at March 31, 2018	75,749,118	$75	$1,139,300	$34,661	$2,536	$1,176,572
Cumulative effect of accounting change of the Joint Venture-ASU 2017-12	—	—		(490)	490	—
Equity compensation expense	—	—	5,300	—	—	5,300
Repurchase of Change Healthcare Inc. common stock	(251,789)	—	(4,782)	—	—	(4,782)
Issuance of Change Healthcare Inc. common stock upon exercise of equity awards	4,045	—	—	—	—	—
Net income (loss)	—	—	—	(17,501)	—	(17,501)
Foreign currency translation adjustment of the Joint Venture	—	—	—	—	(2,593)	(2,593)
Change in fair value of interest rate cap, net of taxes of the Joint Venture	—	—	—	—	782	782

Balance at June 30, 2018	75,501,374	$75	$1,139,818	$16,670	$1,215	$1,157,778
Equity compensation expense	—	—	2,969	—	—	2,969
Repurchase of Change Healthcare Inc. common stock	(90,629)	—	(1,720)	—	—	(1,720)
Issuance of Change Healthcare Inc. common stock upon exercise of equity awards	35,139	—	—	—	—	—
Net income (loss)	—	—	—	(18,591)	—	(18,591)
Foreign currency translation adjustment of the Joint Venture	—	—	—	—	566	566
Change in fair value of interest rate cap, net of taxes of the Joint Venture	—	—	—	—	1,478	1,478

Balance at September 30, 2018	75,445,885	$75	$1,141,067	$(1,921)	$3,259	$1,142,480

Balance at March 31, 2019	75,474,654	$75	$1,153,509	$(17,841)	$(3,256)	$1,132,487
Cumulative effect of accounting change of the Joint Venture-ASC 606	—	—	—	35,797	—	35,797
Cumulative effect of accounting change of the Joint Venture-ASU 2018-02	—	—	—	(422)	422	—
Equity compensation expense	—	—	5,862	—	—	5,862
Net income (loss)	—	—	—	(37,517)	—	(37,517)
Foreign currency translation adjustment of the Joint Venture	—	—	—	—	226	226
Change in fair value of interest rate cap, net of taxes of the Joint Venture	—	—	—	—	(5,431)	(5,431)

Balance at June 30, 2019	75,474,654	$75	$1,159,371	$(19,983)	$(8,039)	$1,131,424
Issuance of Change Healthcare Inc. common stock upon initial public offering	49,285,713	49	608,630	—	—	608,679
Effect of initial public offering issuance costs on Joint Venture equity	—	—	(4,160)	—	—	(4,160)
Issuance of tangible equity units	—	—	232,929	—	—	232,929
Equity compensation expense	—	—	8,585	—	—	8,585
Issuance of Change Healthcare Inc. common stock upon exercise of equity awards	175,439	—	1,139	—	—	1,139
Net income (loss)	—	—	—	(93,935)	—	(93,935)
Unrealized gain (loss) on available for sale debt securities of the Joint Venture	—	—	—	—	1,173	1,173
Foreign currency translation adjustment of the Joint Venture	—	—	—	—	1,583	1,583
Change in fair value of interest rate cap, net of taxes of the Joint Venture	—	—	—	—	(1,310)	(1,310)

Balance at September 30, 2019	124,935,806	$124	$2,006,494	$(113,918)	$(6,593)	$1,886,107

See accompanying notes to condensed financial statements.

Change Healthcare Inc.

Condensed Statements of Cash Flows

(unaudited and amounts in thousands)

	Six Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(131,451)	$(36,092)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss from Equity Method Investment in the Joint Venture	95,732	48,337
Deferred income tax expense (benefit)	(15,806)	(11,584)
(Gain) loss on Sale of Interests in the Joint Venture	—	(661)
(Gain) loss on available for sale debt securities	2,435	—
Amortization of debt discount and issuance costs	212	—
Changes in operating assets and liabilities:
Prepaid expenses	(2,315)	—
Due from the Joint Venture	(972)	(62)
Income taxes receivable	179	13,292
Accounts payable and accrued expenses	277	64
Due to McKesson	48,363	—
Due to the Joint Venture	3,346	(9,663)

Net cash provided by (used in) operating activities	—	3,631

Cash flows from investing activities:
Proceeds from sale of interests in Joint Venture	—	4,782
Investment in debt and equity securities of the Joint Venture	(278,875)	—
Proceeds from investment in debt and equity securities of the Joint Venture	3,621	—
Investment in the Joint Venture	(609,818)	—

Net cash provided by (used in) investing activities	(885,072)	4,782

Cash flows from financing activities:
Proceeds from initial public offering, net of issuance costs	608,679	—
Proceeds from issuance of equity component of tangible equity units, net of issuance costs	232,929	—
Proceeds from issuance of debt component of tangible equity units	47,367	—
Payment of loan costs	(1,421)	—
Repayment of senior amortizing notes	(3,621)	—
Proceeds from exercise of equity awards	1,139	—
Payments to acquire common stock	—	(4,782)

Net cash provided by (used in) financing activities	885,072	(4,782)

Net increase (decrease) in cash, cash equivalents and restricted cash	—	3,631
Cash, cash equivalents and restricted cash at beginning of period	3,409	—

Cash, cash equivalents and restricted cash at end of period	$3,409	$3,631

See accompanying notes to condensed financial statements.

Change Healthcare Inc.

Notes to Condensed Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

1. Nature of Business and Organization

Organization

Change Healthcare Inc. (the “Company”), a Delaware corporation, was formed on June 22, 2016 to hold an equity investment in Change Healthcare LLC (the “Joint Venture”), a joint venture between the Company and McKesson Corporation (“McKesson”). As of September 30, 2019, the Company and McKesson each owned approximately 41% and 59%, respectively, of the membership interest in the Joint Venture, subject to adjustment based on exercise of equity-based awards or other changes in the number of the Joint Venture’s membership units outstanding.

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

Initial Public Offering

Effective July 1, 2019, the Company completed its initial public offering of 49,285,713 shares of common stock and a concurrent offering of 5,750,000 of tangible equity units (“TEUs”) for net proceeds of $608,679 and $278,875, respectively. The proceeds of the offering of common stock were subsequently contributed to the Joint Venture in exchange for 49,285,713 additional units of the Joint Venture, which together with the Company’s existing holdings represents an approximately 41% interest in the Joint Venture. The proceeds of the offering of TEUs were used to acquire TEUs of the Joint Venture that substantially mirror the terms of the TEUs included in the offering. The Joint Venture, in turn, used the proceeds received from the Company to repay $805,000 of its indebtedness under the Term Loan Facility without penalty in July 2019. The Joint Venture repaid an additional $85,000 of its indebtedness under the Term Loan Facility without penalty during the three months ended September 30, 2019 for a total paydown of $890,000.

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

Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company bases its estimates on historical experience, current business factors and various other assumptions that the Company believes are necessary to consider in order to form a basis for making judgments about the carrying values of assets and liabilities, the recorded amounts of expenses and disclosure of contingent assets and liabilities. The Company is subject to uncertainties such as the impact of future events, economic, environmental and political factors and changes in the Company’s business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of the Company’s financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in the reported results of operations; and if material, the effects of changes in estimates are disclosed in the notes to the financial statements. Estimates and assumptions by management affect: the carrying value of the Company’s investments; the provision and benefit for income taxes and related deferred tax accounts; contingencies; and the value attributed to equity awards. Additionally, the Company’s financial statements are impacted by estimates and assumptions made by management that affect the financial statements of the Joint Venture, including: the allowance for doubtful accounts; the fair value assigned to assets acquired and liabilities assumed in business combinations; tax receivable agreement obligations; the fair value of interest rate cap agreement obligations; measurement of the components of tangible equity units; contingent consideration; loss accruals; the carrying value of long-lived assets (including goodwill and intangible assets); the classification and measurement of assets held for sale; the amortization period of long-lived assets (excluding goodwill); the carrying value, capitalization and amortization of software development costs; the provision and benefit for income taxes and related deferred tax accounts; certain accrued expenses; revenue recognition; contingencies; and the value attributed to equity awards.

Tangible Equity Units

In connection with the initial public offering, the Company completed an offering of tangible equity units (TEUs). Each TEU comprises an amortizing note and purchase contract, both of which are freestanding instruments and separate units of account. The amortizing notes were issued at par and are classified as debt on the accompanying condensed consolidated balance sheet, with scheduled principal payments over the next twelve months reflected in current maturities of long-term debt. The purchase contracts are accounted for as prepaid forward contracts and classified as equity. The TEU proceeds and issuance costs were allocated to the amortizing notes and purchase contracts on a relative fair value basis. See Note 10 for further discussion.

Other Investments

The Company holds investments in tangible equity units issued by the Joint Venture with terms that substantially mirror the TEUs issued by the Company. Each TEU comprises an amortizing note and forward purchase contract, both of which are freestanding instruments and separate units of account. The Company accounts for its investment in each component at fair value. Unrealized gains and losses resulting from changes in the fair value of the investment in debt securities are included as a component of other comprehensive income. Unrealized gains and losses resulting from changes in the fair value of the investment in the equity purchase contracts are recorded in current period earnings, in accordance with ASU 2016-01. See Note 11 for further discussion.

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

Change Healthcare Inc.

Notes to Condensed Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

In April 2019, the Joint Venture adopted Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, which replaces most prior general and industry specific revenue recognition guidance with a principles-based comprehensive revenue recognition framework on a modified retrospective basis. Under this revised framework, a company will recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. As the Company’s operations consist principally of an investment in the Joint Venture, its financial statements reflect no revenue and, accordingly, the Company recognized no direct impact on its financial statements from the adoption of this update. However, upon adoption, the Joint Venture recognized a cumulative effect adjustment to its Members’ deficit. As a result of the impact of the adoption of ASC 606 to the Joint Venture’s Members’ equity (deficit), the Company was required to recognize a proportionate amount of this cumulative effect adjustment to its April 1, 2019 retained earnings as well. The effect is disclosed within a separate caption of the accompanying condensed statement of stockholders’ equity.

Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, as amended by ASU No. 2018-19, which requires that a financial asset (or group of financial assets) measured at amortized cost be presented at the net amount expected to be collected based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. This update is scheduled to be effective for the Company beginning April 1, 2021, with early adoption permitted beginning April 1, 2019. The Company is currently assessing the potential effects this update may have on its condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, which modifies the disclosure requirements for fair value measurements. ASU 2018-13 is effective for public companies for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for either the entire standard or only the provisions that eliminate or modify requirements. The Company is currently assessing the potential effects this update may have on its financial statement disclosures.

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

Change Healthcare Inc.

Notes to Condensed Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Additional Ownership Interest

Following the initial public offering, the Company contributed the proceeds of the offering of common stock to the Joint Venture in exchange for 49,285,713 additional units of the Joint Venture, which represented approximately 11% of additional ownership interest. Resulting from the additional ownership interest acquired, the Company measured additional basis differences at July 1, 2019 based on the fair value of the Joint Venture’s assets and liabilities as of the date of the initial public offering, and using valuation approaches substantially similar to those used as of the date of the Transactions.

Equity Method Investment in Change Healthcare LLC

The Company accounts for its investment in the Joint Venture using the equity method of accounting. During the three and six months ended September 30, 2019 and 2018, the Company recorded a proportionate share of the earnings from this investment based on its ownership percentage during each respective period, which included transaction and integration related expenses incurred by the Joint Venture and the Company’s portion of basis adjustments including amortization expenses associated with equity method intangible assets. These amounts are aggregated and recorded under the caption, “Loss from Equity Method Investment in the Joint Venture” in the accompanying condensed statements of operations.

Summarized financial information of the Joint Venture is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Statement of Operations Data:
Total revenue	$795,811	$800,190	$1,651,367	$1,623,453
Cost of operations (exclusive of depreciation and amortization)	$331,234	$327,563	$658,181	$664,993
Customer postage	$57,110	$62,404	$115,594	$127,962
Net income (loss)	$(130)	$113,440	$71,785	$125,946

Subsequent to the Company’s initial public offering of common stock, the Company now has a publicly available indication of the value of its investment in the Joint Venture. The fair value that was derived from trading prices of the Company’s common stock at September 30, 2019 indicated a potential impairment to the carrying value of its investment in the Joint Venture. Accordingly, the Company evaluated its equity method investment for an other-than-temporary impairment (“OTTI”). The Company considered various factors in determining whether an OTTI has occurred, including the Company’s ability and intent to hold the investment, the trading history available, the implied EBITDA valuation multiples compared to public guideline companies, the Joint Venture’s ability to achieve milestones and any notable operational and strategic changes by the Joint Venture. After the evaluation, the Company determined that an OTTI had not occurred as of September 30, 2019 nor as of the date of this quarterly report on Form 10-Q. However, the Company may experience declines in the fair value of its investment in the Joint Venture, and it may determine an impairment loss will be required to be recognized in a future reporting period. Such determination will be based on the prevailing facts and circumstances, including those related to the reported results and disclosures of the Joint Venture as well as from changes in the market price of the Company’s common stock.

In the event the Company obtains a controlling interest in the Joint Venture, the Company will evaluate its investment under the guidance in ASC 805 for a business combination achieved in stages. Upon such a change in control, the Company will remeasure its investment in the Joint Venture to fair value as of the date that control is obtained and will recognize a gain or loss in its statement of operations for the difference between the carrying value and fair value of its investment.

4. Legal Proceedings

In the ordinary course of business, the Company may become subject to various claims and legal proceedings. The Company is not currently a defendant in any pending litigation.

Change Healthcare Inc.

Notes to Condensed Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

5. Net Income (Loss) Per Share

The following table sets forth the computation of basic net income (loss) per share of common stock for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Basic net income (loss) per share:
Numerator:
Net income (loss)	$(93,935)	$(18,591)	$(131,451)	$(36,092)
Denominator:
Weighted average common shares outstanding	123,794,511	75,506,552	99,897,191	75,555,700
Minimum shares issuable under purchase contracts	18,429,325	—	9,214,662	—

	142,223,836	75,506,552	109,111,853	75,555,700

Basic net income (loss) per share	$(0.66)	$(0.25)	$(1.20)	$(0.48)

The calculation of diluted net income (loss) per share has not been presented due to the presence of a net loss for each period.

Due to their antidilutive effect, the following securities have been excluded from diluted net income (loss) per share for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Incremental shares issuable under purchase contracts	3,685,750	—	1,842,875	—
Time-Vesting Options	1,156,510	1,832,196	1,405,556	1,839,878
Restricted Stock Units	908,745	—	454,373	—

6. Income Taxes

The income tax benefit for the three months ended September 30, 2019 and 2018 was $13,620 and $6,783, respectively, which represents an effective tax rate of 12.7% and 26.7%, respectively. The income tax benefit for the six months ended September 30, 2019 and 2018 was $15,804 and $11,584, respectively, which represents an effective tax rate of 10.7% and 24.3%, respectively.

Fluctuations in our reported income tax rates from the statutory rate are primarily due to benefits recognized as a result of certain incentive tax credits resulting from research and experimental expenditures and discrete items recognized in the quarters.

McKesson Tax Receivable Agreement

In connection with the closing of the Transactions, the Joint Venture, subsidiaries of McKesson that serve as members of the Joint Venture (the “McK Members”), McKesson and the Company entered into a tax receivable agreement (the “McKesson Tax Receivable Agreement”). The McKesson Tax Receivable Agreement generally provides for the payment by the Joint Venture to the McK Members and it assigns 85% of the net cash tax savings realized (or, in certain circumstances, deemed to be realized) by the Company in periods ending on or after the date on which McKesson ceases to own at least 20% of the outstanding units of the Joint Venture (the “LLC Units”) as a result of (i) certain amortizable tax basis in assets transferred to the Joint Venture at the closing of the Transactions and (ii) imputed interest deductions and certain other tax attributes arising from payments under the McKesson Tax Receivable Agreement. Additionally, upon the occurrence of the first exchange of LLC Units by McKesson (or its permitted

Change Healthcare Inc.

Notes to Condensed Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

transferees), if any, the Company has agreed to enter into an additional tax receivable agreement with the McK Members, pursuant to which the Company would be required to pay to the relevant McK Member 85% of the net cash tax savings, if any, arising from the Company’s utilization of (i) certain tax basis increases resulting from the relevant exchange and payments under such additional tax receivable agreement and (ii) imputed interest deductions. The Company may also be required to enter into and make payments under an additional tax receivable agreement with McKesson in certain circumstances.

Because payments under the McKesson Tax Receivable Agreement are contingent upon McKesson’s ceasing to own at least 20% of the Joint Venture and such an event was not probable at the inception of the McKesson Tax Receivable Agreement or as of September 30, 2019, no related obligation has been reflected on the accompanying condensed balance sheet.

Letter Agreement

The Company, the Joint Venture, McKesson and certain of McKesson’s affiliates have entered into a letter agreement relating to the Contribution Agreement (the “Letter Agreement”). The Letter Agreement addresses miscellaneous tax-related matters, including (i) technical clarifications and modifications to the manner in which the Joint Venture allocates certain items of taxable income, loss and deduction among, and calculates and makes required tax distributions to, its members, (ii) the sharing of certain contingent tax benefits and expenses not addressed by the McKesson Tax Receivable Agreement or the tax matters agreement that the Company will enter into with McKesson in connection with a spin-off or split-off transaction (or a combination of the foregoing) that McKesson may, at its election, initiate and complete that would result, among other things, in the acquisition by the Company of all of McKesson’s LLC Units and the issuance by the Company to McKesson and/or McKesson’s securityholders of an equal number of shares of its common stock and (iii) procedures applicable in the case of certain tax proceedings. In particular, pursuant to the terms of the Letter Agreement, McKesson may adjust the manner in which depreciation or amortization deductions in respect of assets transferred to the Joint Venture at the closing of the Transactions are allocated among the Company, McKesson and certain of McKesson’s affiliates beyond minimum amounts provided in the LLC Agreement. If an amount of deductions is allocated to the Company in excess of a specified minimum threshold, the Company will be required to make cash payments to McKesson equal to 100% of the tax savings of the Company attributable to such excess deductions for any tax period ending prior to the date on which McKesson ceases to own at least 20% of the outstanding LLC Units of the Joint Venture, after which the terms of the McKesson Tax Receivable Agreement will control. At September 30, 2019, the Company has recorded a liability to McKesson equal to $48,363, which reflects the amount payable for future tax savings the Company anticipates receiving as a result of deductions that are probable to be allocated by McKesson to the Company for the year ended March 31, 2019 and is reflected as Due to McKesson on the consolidated balance sheet.

7. Fair Value Measurements

The Company’s assets and liabilities that are measured at fair value on a recurring basis consist of the Company’s Dividend Receivable and Other Investments. The debt component of the tangible equity units issued by the Company is a Level 2 liability measured at fair value on a nonrecurring basis based on available market data and a discounted cash flow analysis (see Note 10). The tables below summarize the Dividend Receivable and Other Investments as of September 30, 2019 and March 31, 2019, aggregated by the level in the fair value hierarchy within which those measurements fall.

Change Healthcare Inc.

Notes to Condensed Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Description	Balance at September 30, 2019	Quoted in Markets Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other Investments (see Note 11)	$274,391	$—	$274,391	$—
Dividend Receivable	34,547	—	—	34,547

Total	$308,938	$—	$274,391	$34,547

Description	Balance at March 31, 2019	Quoted in Markets Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other Investments (see Note 11)	$—	$—	$—	$—
Dividend Receivable	81,264	—	—	81,264

Total	$81,264	$—	$—	$81,264

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

Because the freestanding derivative is directly related to the Company’s equity-based compensation awards, the valuation of the derivative is determined to be consistent with the valuation of the underlying equity-based awards (although we use a current period measurement date). As with the equity-based awards, changes in the value of the derivative are generally expected to fluctuate with changes in the value of the Company’s common stock.

The following table summarizes the fair value of the freestanding derivative at September 30, 2019 and March 31, 2019, respectively:

	Fair Values of Derivative Financial Instruments Asset (Liability)
Derivative financial instruments not designated as hedging instruments:	Balance Sheet Location	September 30, 2019	March 31, 2019
Freestanding Option	Dividend receivable	$34,547	$81,264

Change Healthcare Inc.

Notes to Condensed Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

The following table presents a reconciliation of the fair value of the derivative for which the Company uses significant unobservable inputs:

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Balance at beginning of period	$48,807	$64,338	$81,264	$59,116
Increase in fair value based on ASC 505 equity-based compensation	—	2,969	—	8,269
Settlements due to exercise of awards	(1,324)	(666)	(1,324)	(744)
Change in fair value of equity-based awards	(12,936)	—	(45,393)	—

Balance at end of period	$34,547	$66,641	$34,547	$66,641

Other Investments

The Company invested in a unit purchase contract and a debt instrument of the Joint Venture on terms that substantially mirror the economics of the TEUs (see Note 10). At September 30, 2019 and March 31, 2019, the Company’s investment in the Joint Venture’s debt securities were classified as “available-for-sale” and its investment in the Joint Venture’s purchase contracts were accounted for as equity securities measured at fair value. Changes in unrealized gains and losses for the Company’s investment in the Joint Venture’s debt securities are recognized as adjustments to other comprehensive income (loss) while changes in unrealized gains and losses for the Company’s investment in the Joint Venture’s purchase contracts are recognized as adjustments to pretax income (loss). The fair value measurement of the investments is based on available market data and a discounted cash flow analysis of the Joint Venture’s debt and equity securities for which the Company is investing.

Dividend Receivable

As the dividend receivable was initially received in connection with the contribution of assets to the Joint Venture, the initial fair value was treated as a component of the Company’s contribution of assets and receipt of its Investment in the Joint Venture. During the three and six months ended September 30, 2019 and 2018, the Company recognized a decrease in the Dividend Receivable which was recorded as a component of Loss from Equity Method Investment in the Joint Venture. The result was that no net equity-based compensation related to employees of the Joint Venture was recognized in the financial statements of the Company for the three and six months ended September 30, 2019 and 2018.

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

Change Healthcare Inc.

Notes to Condensed Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

8. Accumulated Other Comprehensive Income (Loss)

The following is a summary of the Company’s proportionate share of the Joint Venture’s accumulated other comprehensive income (loss) balances, net of taxes, as of and for the three and six months ended September 30, 2019 and 2018.

	Available For Sale Debt Security	Foreign Currency Translation Adjustment	Cash Flow Hedge	Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2018	$—	$1,268	$1,268	$2,536
Cumulative effect of accounting change of the Joint Venture-ASU 2017-12	—	—	490	490
Change associated with foreign currency translation	—	(2,593)	—	(2,593)
Change associated with current period hedging	—	—	1,206	1,206
Reclassification into earnings	—	—	(424)	(424)

Balance at June 30, 2018	$—	$(1,325)	$2,540	$1,215
Change associated with foreign currency translation	—	566	—	566
Change associated with current period hedging	—	—	1,866	1,866
Reclassification into earnings	—	—	(388)	(388)

Balance at September 30, 2018	$—	$(759)	$4,018	$3,259

Balance at March 31, 2019	$—	$(1,565)	$(1,691)	$(3,256)
Cumulative effect of accounting change of the Joint Venture-ASU 2018-02	—	—	422	422
Change associated with foreign currency translation	—	226	—	226
Change associated with current period hedging	—	—	(5,117)	(5,117)
Reclassification into earnings	—	—	(314)	(314)

Balance at June 30, 2019	$—	$(1,339)	$(6,700)	$(8,039)
Unrealized gain (loss) on available for sale debt securities of the Joint Venture	1,173	—	—	1,173
Change associated with foreign currency translation	—	1,583	—	1,583
Change associated with current period hedging	—	—	(1,509)	(1,509)
Reclassification into earnings	—	—	199	199

Balance at September 30, 2019	$1,173	$244	$(8,010)	$(6,593)

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

9. Equity Based Compensation

Effective as of the Company’s initial public offering, the Company adopted the Change Healthcare Inc. 2019 Omnibus Incentive Plan (the “Omnibus Incentive Plan”) pursuant to which 25.0 million shares of the Company’s common stock have been reserved for issuance to employees, directors and consultants of the Company, the Joint Venture and its affiliates.

In connection with the Omnibus Incentive Plan, the Company, during the three and six months ended September 30, 2019, granted to the Joint Venture’s employees and directors one or a combination of time-vesting restricted stock units (RSUs), time-vesting deferred stock units, performance stock units, and cash settled restricted stock units under vesting terms that generally vary from one to four years from the date of grant. Each of these instruments is described below.

Restricted Stock Units (“RSUs”)—The Company granted 4,436,758 RSUs during the three and six months ended September 30, 2019. The RSUs are subject to either a graded vesting schedule over four years, or a one or four year cliff vesting schedule, depending on the terms of the specific award. Upon vesting, the RSUs are exchanged for shares of the Company’s common stock.

Performance Stock Units (“PSUs”)— The Company granted 1,079,621 PSUs during the three and six months ended September 30, 2019.The PSUs consist of two tranches, one for which the quantity of awards expected to vest varies based on the Joint Venture’s compound annual revenue growth rate over a three year period in comparison to a target percentage and one for which the quantity of awards expected to vest varies based on the Joint Venture’s compound annual Adjusted EBITDA growth rate over a three year period in comparison to a target percentage. The awards earned upon satisfaction of the performance conditions become vested on the fourth anniversary of the vesting commencement date of the award (i.e. continued service is required beyond the satisfaction of the performance condition prior to vesting). The Joint Venture recognizes compensation expense for the PSUs based on the number of awards that are considered probable to vest. Recognition of expense is based on the probability of achievement of performance targets and is periodically reevaluated.

Cash Settled Restricted Stock Units (“CSRSUs”)— The Company granted 597,006 CSRSUs during the three and six months ended September 30, 2019.The CSRSUs are expected to vest ratably over three years. Upon vesting, however, the Company is required to pay cash in settlement of such CSRSUs based on their fair value at the date such CSRSUs vest.

Deferred Stock Units (“DSUs”)—The Company granted 45,704 DSUs during the three and six months ended September 30, 2019. The DSUs vest 100% upon the one-year anniversary of the date of grant. Unlike the RSUs, however, the DSUs are exchanged for shares of the Company’s common stock only following the participant’s separation from service.

During the three and six months ended September 30, 2019, the Joint Venture recognized compensation expense of $6,096 related to awards granted under the Omnibus Incentive Plan. At September 30, 2019, aggregate unrecognized compensation expense of the Joint Venture related to the awards granted under the Omnibus Incentive Plan was $87,211.

10. Tangible Equity Units

In July 2019, the Company completed its offering of 5,750,000 TEUs. Total proceeds, net of underwriting discounts, were $278,875. Each TEU, which has a stated amount of $50, is comprised of a stock purchase contract and a senior amortizing note due June 30, 2022. The Company allocated the proceeds from the issuance of the TEUs to equity and debt based on the relative fair values of the respective components of each TEU. The value allocated to the stock purchase contracts is reflected net of issuance costs in additional paid in capital. The value allocated to the senior amortizing notes is reflected in debt on the accompanying balance sheet, with payments expected in the next twelve months reflected in current maturities of long-term debt. Issuance costs, reflected as a reduction of the face amount of the amortizing notes, are being accreted to the face amount of the debt under the effective interest method.

Change Healthcare Inc.

Notes to Condensed Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

The aggregate values assigned upon issuance of the TEUs, based on the relative fair value of the respective components of each TEU, were as follows:

	Equity Component	Debt Component	Total
Price per TEU	$41.7622	$8.2378	$50.00
Gross proceeds	240,133	47,367	287,500
Issuance costs	(7,204)	(1,421)	(8,625)

Net proceeds	$232,929	$45,946	$278,875

Each senior amortizing note has an initial principal amount of $8.2378 and bears interest at 5.5% per year. On each March 30, June 30, September 30 and December 30, the Company pays equal quarterly cash installments of $0.7500 per amortizing note (except for the September 30, 2019 installment payment, which was $0.7417 per amortizing note). Each installment constitutes a payment of interest and partial payment of principal. The carrying value and fair value of the senior amortizing notes as of September 30, 2019 was $42,537 and $43,896, respectively. Unless settled earlier, each purchase contract will automatically settle on June 30, 2022. The Company will deliver between a minimum of 18,429,325 shares and a maximum of 22,115,075 shares of the Company’s common stock, subject to adjustment, based on the Applicable Market Value (as defined below) of the Company’s common stock as described below:

•	If the Applicable Market Value is greater than $15.60 per share, holders will receive 3.2051 shares of common stock per purchase contract.

•

If the Applicable Market Value is less than or equal to $15.60 per share but greater than or equal to $13.00 per share, the holder will receive a number of shares of the Company’s common stock per purchase contract equal to $50, divided by the Applicable Market Value; and

•	If the Applicable Market Value is less than $13.00 per share, the holder will receive 3.8461 shares of common stock per purchase contract.

The Applicable Market Value is defined as the arithmetic average of the volume weighted average price per share of the Company’s common stock over the twenty consecutive trading day period immediately preceding the balance sheet date, or June 30, 2022, for settlement of the stock purchase contracts.

The TEUs have a dilutive effect on the Company’s net income (loss) per share. The 18,429,325 minimum shares to be issued are included in the calculation of basic net income (loss) per share. The difference between the minimum shares and the maximum shares are potentially dilutive securities, and accordingly, are included in the Company’s diluted net income (loss) per share on a pro rata basis to the extent the Applicable Market Value is higher than $13.00 but is less than $15.60 at period end.

Change Healthcare Inc.

Notes to Condensed Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

11. Other Investments

The proceeds of the offering of TEUs were used to acquire TEUs of the Joint Venture that substantially mirror the terms of the TEUs included in the offering. Under these mirrored arrangements, the Joint Venture is required to make cash payments or to transfer LLC Units to the Company concurrent with any cash payments or issuance of shares by the Company pursuant to the terms of its TEUs. The Company accounts for these mirror arrangements as investments in debt and equity securities.

At September 30, 2019 and March 31, 2019, the Company’s investment in debt securities are classified as “available-for-sale” and its investment in forward purchase contracts are considered equity securities measured at fair value. Changes in unrealized gains and losses for the Company’s debt securities are recognized as adjustments to other comprehensive income (loss) while changes in unrealized gains and losses for the Company’s investment in forward purchase contracts are recognized as adjustments to pretax income (loss).

A summary of the Company’s other investments at September 30, 2019 and March 31, 2019 is summarized in the tables that follow.

	September 30, 2019
		Unrealized Amounts
	Amortized Costs	Gains	Losses	Fair Value
Debt Securities (Level 2)	$42,326	$1,571	$—	$43,897
Forward Purchase Contracts (Level 2)	$232,929	$—	$(2,435)	230,494

				$274,391
Amounts classified within current assets				15,154

Amounts classified within Other investments				$259,237

	March 31, 2019
		Unrealized Amounts
	Amortized Costs	Gains	Losses	Fair Value
Debt Securities	$—	$—	$—	$—
Forward Purchase Contracts	$—	$—	$—	—

				—
Amounts classified within current assets				—

Amounts classified within Other investments				$—

Scheduled maturities of investments in debt securities at September 30, 2019 were as follows:

	Amortized Cost	Fair Value
Due in one year or less	$15,154	$15,154
Due after one year through five years	27,172	28,742
Due after five years through ten years	—	—
Due after ten years	—	—

	$42,326	$43,896

Change Healthcare Inc.

Notes to Condensed Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

The portion of unrealized gains and losses for each period related to equity securities still held at each reporting date is calculated as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net gains and losses recognized during the period on equity securities	$(2,435)	$—	$(2,435)	$—
Less: Net gains and losses recognized during the period on equity securities sold during the period	—	—	—	—

Unrealized gains and losses recognized during the reporting period on equity securities still held at the reporting date	$(2,435)	$—	$(2,435)	$—

12. Subsequent Events

Agreement to Sell Office Property

In October 2019, the Joint Venture executed an agreement for the sale of its Alpharetta, GA office property for gross proceeds of approximately $31,500. The sale is expected to be completed during the third quarter of the Joint Venture’s fiscal year. While the Joint Venture expects to recognize a gain of an immaterial amount as a result of this transaction, the Company expects, as a result of the write-off of basis differences associated with this office property, to recognize a loss within its Loss from equity method investment in the Joint Venture of approximately $14,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of Change Healthcare Inc. and Change Healthcare LLC is provided as a supplement to, and should be read in conjunction with, Change Healthcare Inc.’s and Change Healthcare LLC’s audited financial statements and the accompanying notes as well as the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Change Healthcare Inc.’s Registration Statement on Form S-1 (File No. 333-230345), as well as the unaudited consolidated financial statements and the related notes presented in Part I, Item 1 of this Quarterly Report for the quarter ended September 30, 2019 (“Quarterly Report”).

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

Recent Developments

Effective June 26, 2019, Change Healthcare Inc.’s Registration Statement on Form S-1 for the initial public offering of 49.3 million shares of common stock and the concurrent offering of 5.75 million tangible equity units (“TEUs”) was declared effective by the Securities and Exchange Commission (“SEC”) and Change Healthcare Inc. subsequently amended its charter to authorize 9 billion shares of common stock and effected a 126.4 for 1 split of its common stock.    Change Healthcare Inc.’s common stock and TEUs began trading the next day on the NASDAQ under the CHNG and CHNGU ticker symbols, respectively.

The offerings of common stock and TEUs were consummated on July 1, 2019 and resulted in Change Healthcare Inc. receiving net proceeds of $608.7 million and $278.9 million respectively, before consideration of offering costs paid subsequent to the offering from available cash. The proceeds of the offering of common stock were subsequently contributed to the Joint Venture in exchange for 49.3 million additional units of the Joint Venture, thereby resulting in an additional ownership in the Joint Venture of approximately 11%. The proceeds of the offering of TEUs were used to acquire TEUs of the Joint Venture that substantially mirror the terms of the TEUs issued by Change Healthcare Inc. in the offering. The Joint Venture, in turn, used the proceeds received from Change Healthcare Inc. to repay $805.0 million of its indebtedness under the Term Loan Facility (as defined herein) without penalty in July 2019.

In July 2019, the Joint Venture amended its Revolving Credit Facility (as defined herein), the primary effects of which were to increase the maximum amount that can be borrowed from $500.0 million to $785.0 million and to extend the maturity date until March 1, 2024. In the event that the outstanding balance under the Term Loan Facility exceeds $1.1 billion on December 1, 2023, however, amounts due, if any, under the Revolving Facility become due and payable on December 1, 2023.

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

Loss from equity method investment in the Joint Venture was $56.2 million and $25.6 million for the three months ended September 30, 2019 and 2018, respectively. The loss from equity method investment in the Joint Venture increased as a result of incremental basis difference amortization due to the additional units of the Joint Venture that were acquired using the proceeds of the initial public offering, combined with lower operating profits at the Joint Venture in the current quarter when compared to the same quarter in the prior year, primarily due to the gain recognized from the sale of the Joint Venture’s extended care business during the three months ended September 30, 2018.

Loss from equity method investment in the Joint Venture was $95.7 million and $48.3 million for the six months ended September 30, 2019 and 2018, respectively. The loss from equity method investment in the Joint Venture for the six months ended September 30, 2019 was discretely affected by the Joint Venture’s adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification No. 606 (“ASC 606”) and Change Healthcare Inc.’s adoption of FASB Accounting Standards Update No. 2018-07 (“ASU 2018-07”). The loss from equity method investment in the Joint Venture was decreased by approximately $17.0 million as a result of the continuing effect of the adoption of ASC 606 and was increased by approximately $45.4 million as a result of changes in the fair value of its dividend receivable following the adoption of ASU 2018-07.

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

Income Taxes

As the Joint Venture is treated as a partnership for income tax purposes, Change Healthcare Inc. is subject to income taxes for its allocable portion of the Joint Venture’s taxable income. The income tax benefit was $13.6 million and $6.8 million (which resulted in effective income tax rates of 12.7% and 26.7%) for the three months ended September 30, 2019 and 2018, respectively. The income tax benefit was $15.8 million and $11.6 million (which resulted in effective income tax rates of 10.7% and 24.3%) for the six months ended September 30, 2019 and 2018, respectively.

In connection with the closing of the Transactions, the Joint Venture, subsidiaries of McKesson that serve as members of the Joint Venture (the “McK Members”), McKesson and the Company entered into a tax receivable agreement (the “McKesson Tax Receivable Agreement”). Additionally, the Company, the Joint Venture, McKesson and certain of McKesson’s affiliates have entered into a letter agreement relating to the Contribution Agreement (the “Letter Agreement”). The McKesson Tax Receivable Agreement and the Letter Agreement contemplate payments from the Company to the McK Members or to McKesson based upon certain criteria as outlined in Note 6, Income Taxes. In the three months ended September 30, 2019 the Company has recorded a liability to McKesson equal to $48.4 million, which reflects the amount payable for future tax savings the Company anticipates receiving as a result of deductions that are probable to be allocated by McKesson to the Company for the year ended March 31, 2019.

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

Off-Balance Sheet Arrangements

As of September 30, 2019, Change Healthcare Inc. had no off-balance sheet arrangements.

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

Subsequent to the IPO, Change Healthcare Inc. now has a publicly available indication of the value of its investment in the Joint Venture. Accordingly, Change Healthcare Inc. evaluated its equity method investment for an other-than-temporary impairment (“OTTI”). Change Healthcare Inc. considered various factors in determining whether an OTTI had occurred, including Change Healthcare Inc.’s ability and intent to hold the investment, the trading history available, the implied EBITDA valuation multiples compared to public guideline companies, and the Joint Venture’s ability to achieve milestones and any operational and strategic changes by the Joint Venture that might have negatively impacted the fair value. After the evaluation, Change Healthcare Inc. determined that an OTTI had not occurred as of September 30, 2019 or as of the date of this quarterly report on Form 10-Q. However, the Joint Venture may experience declines in its fair value, and Change Healthcare Inc. may determine an impairment loss will be required to be recognized in a future reporting period. Such determination will be based on the prevailing facts and circumstances, including those related to the reported results and disclosures of the Joint Venture, as well as from changes in the market price of Change Healthcare Inc.’s common stock.

Change Healthcare Inc.’s investments in the debt and equity securities of the Joint Venture are reported at fair value. The measurement of these investments is impacted by changes in market interest rates, as well as factors that impact the underlying value of the Joint Venture’s equity. See Note 11 for further discussion.

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

See Note 2, Summary of Significant Accounting Policies, within Change Healthcare Inc.’s financial statements appearing in the Registration Statement on Form S-1 (333-230345) for information about Change Healthcare Inc.’s other critical accounting policies.

Quantitative and Qualitative Disclosure of Market Risk

As Change Healthcare Inc. has no substantive assets or operations apart from its investment in the Joint Venture, Change Healthcare Inc. does not believe that it has significant market risk.

Summary Disclosures about Contractual Obligations and Commercial Commitments

During the three months ended September 30, 2019, Change Healthcare Inc. issued TEUs comprised of a stock purchase contract and a senior amortizing note due June 30, 2022. See Note 10, Tangible Equity Units. Change Healthcare Inc. has no other ongoing contractual obligations or commercial commitments as of September 30, 2019.

Change Healthcare LLC

Overview

The Joint Venture is a leading independent healthcare technology company, formed through the combination of substantially all of the businesses of Change Healthcare Performance, Inc. (formerly Change Healthcare, Inc.) (“Legacy CHC”) and a majority of the McKesson Technology Solutions business (“Core MTS”), which was completed on March 1, 2017. The Joint Venture offers a comprehensive suite of software, analytics, technology enabled services and network solutions that drive improved results in the complex workflows of healthcare system payers and providers. The Joint Venture’s solutions are designed to improve clinical decision making, simplify billing, collection and payment processes and enable a better patient experience.

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

By the end of the fourth year following the combination of Legacy CHC and Core MTS, the Joint Venture expects to have implemented operational initiatives to fully realize these synergies, which are expected to result in significant annual run-rate cost savings and efficiencies. The Joint Venture has incurred significant non-recurring expenses and expects to continue to incur such expenses in order to achieve these cost synergies.

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

The Joint Venture adopted ASC 606 using the modified retrospective transition method applied only to contracts that were not completed as of the date of initial application. The adoption of ASC 606 resulted in a cumulative effect adjustment to reduce members’ equity (deficit) as of April 1, 2019 by $159.9 million. After assessing all potential impacts of adopting the new standard on its consolidated financial statements, related disclosures, and necessary control and process changes, the Joint Venture noted the following to be the most notable impacts of adopting the new standard:

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

Equity-based Compensation

Change Healthcare Inc. grants equity-based awards of Change Healthcare Inc. common stock to certain employees, officers and directors of Change Healthcare Inc. and the Joint Venture. For grants to employees, equity-based awards are generally measured at the date of grant and recognized as expense over each employee’s service period. Because the Joint Venture’s employees are not considered employees of Change Healthcare Inc., however, prior to the adoption of FASB ASU No. 2018-07 on April 1, 2019, the Joint Venture was generally required to re-measure these equity-based awards at fair value each quarter until the earlier of the completion of required service or the performance commitment date. As a result, the Joint Venture’s results of operations have historically reflected volatility from the periodic re-measurement of its equity-based awards.

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

In connection with the initial public offering, the Board of Directors adopted, and the stockholders approved, the Change Healthcare Inc. 2019 Omnibus Incentive Plan (the “Omnibus Incentive Plan”), which became effective as of the date of the IPO. The purpose of our Omnibus Incentive Plan is to provide a means through which to attract and retain key personnel and to provide a means whereby our directors, officers, employees, consultants and advisors (and those of the Joint Venture and its subsidiaries) can acquire and maintain an equity interest in us or be paid incentive compensation. The Omnibus Incentive Plan allows us to implement a new market-based long-term incentive program to align our executive compensation package with similarly situated public companies.

As part of the 2019 Omnibus Incentive Plan, the Board of Directors may, from time to time, grant awards to one or more eligible persons. All awards granted under the Plan shall vest and become exercisable in such manner and on such dates or upon such events as determined by the Board of Directors, including attainment of performance conditions. Each award granted under the Omnibus Incentive Plan shall be evidenced by an award agreement, which agreement need not be the same for each participant.

Refer to Note 11, Equity Based Compensation, in the unaudited condensed financial statements of the Joint Venture included as Exhibit 99.1 to this Quarterly Report for a full description of the new awards included in the long-term incentive program.

Acquisitions and Divestitures

The Joint Venture actively evaluates opportunities to improve and expand its business through targeted acquisitions that are consistent with its strategy. On occasion, the Joint Venture also may dispose of certain components of its business that no longer fit within its overall strategy. Because of the Joint Venture’s acquisition and divestiture activity, as well as the shifting revenue mix of its business due to this activity, the Joint Venture’s results of operations may not be directly comparable among periods.

In July 2018, certain of the Joint Venture’s affiliates sold all of the membership interests in the Joint Venture’s extended care business (a component of the software and analytics reportable segment) for net cash proceeds of $159.9 million.

Income Taxes

The Joint Venture’s effective income tax rate is affected by several factors. The following table and subsequent commentary reconciles the Joint Venture’s federal statutory rate to its effective income tax rate and the subsequent commentary describes the more significant of the reconciling factors:

	Six Months Ended September 30, 2019	Six Months Ended September 30, 2018
Statutory U.S. federal tax rate	21.00%	21.00%
State income taxes (net of federal benefit)	0.13	(0.04)
Income passed through to Members	(16.39)	(21.15)
Change in valuation allowance	(4.58)	0.05
Research and development credits (net of uncertain tax positions)	(2.29)	(2.83)
Return to provision adjustments	1.29	0.14
Other	4.29	1.03

Effective income tax rate	3.45%	(1.80)%

State Income Taxes—The Joint Venture’s effective tax rate for state income taxes is generally impacted by changes in its apportionment.

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

Change in Valuation Allowance—The Joint Venture records valuation allowances or reverses existing valuation allowances related to assumed future income tax benefits depending on circumstances and factors related to its business. During the six months ended September 30, 2019, the Joint Venture released a valuation allowance related to prior deferred tax assets as a result of its change in judgment resulting from forecasted earnings and tax planning strategies that provide for future taxable income in the relevant jurisdictions.

Research and development credits (net of uncertain tax position liability)—The Joint Venture records credits against income taxes for certain research and development expenditures in the U.S. and Canada net of the portion that is estimated to be included in Change Healthcare Inc.’s unrecognized tax benefits.

Qualified McKesson Exit

In connection with a Qualified McKesson Exit, we anticipate that Change Healthcare Inc. will acquire the interest in the Joint Venture that it did not own prior to such transaction. As a result, in periods following the Qualified McKesson Exit, Change Healthcare LLC is expected to be a wholly-owned subsidiary of Change Healthcare Inc., and Change Healthcare Inc. will consolidate the financial position and results of Change Healthcare LLC in its financial statements.

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

Results of Operations

The Joint Venture adopted the new revenue recognition accounting standard, ASC 606, effective April 1, 2019 on a modified retrospective basis. Its results of operations as presented within the following discussion and analysis includes financial results for reporting periods during fiscal 2020, which are disclosed in compliance with the new revenue recognition standard. Historical financial results for reporting periods prior to fiscal 2020 have not been retroactively restated and are presented in conformity with amounts previously disclosed under the prior revenue recognition standard, ASC 605. The Joint Venture has included additional information regarding the impacts from the adoption of the new revenue recognition standard for the three and six months ended September 30, 2019 and included financial results during fiscal 2020 under ASC 605 for comparison to the prior year.

The following table summarizes our consolidated results of operations for the three months ended September 30, 2019 and 2018, respectively:

	Three Months Ended September 30,						Six Months Ended September 30,
	2019			2018	$	%	2019			2018	$	%
(in millions)	As Reported	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)	Change	Change	As Reported	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)	Change	Change
Revenue
Solutions revenue	$738.7	$9.9	$748.6	$737.8	$10.8	1.5%	$1,535.8	$(31.6)	$1,504.2	$1,495.5	$8.7	0.6%
Postage revenue	57.1	—	57.1	62.4	(5.3)	(8.5)	115.6	—	115.6	128.0	(12.4)	(9.7)

Total revenue	795.8	9.9	805.7	800.2	5.5	0.7	1,651.4	(31.6)	1,619.8	1,623.5	(3.7)	(0.2)
Operating expenses
Costs of operations (exclusive of depreciation and amortization below)	331.2	1.0	332.2	327.6	4.6	1.4	658.2	1.8	660.0	665.0	(5.0)	(0.8)
Research and development	51.8	—	51.8	51.2	0.6	1.2	101.1	—	101.1	106.6	(5.5)	(5.2)
Sales, marketing, general and administrative	190.0	4.6	194.6	207.1	(12.5)	(6.0)	383.3	9.8	393.1	414.0	(20.9)	(5.0)
Customer postage	57.1	—	57.1	62.4	(5.3)	(8.5)	115.6	—	115.6	128.0	(12.4)	(9.7)
Depreciation and amortization	77.4	—	77.4	69.3	8.1	11.7	148.8	—	148.8	137.8	11.0	8.0
Accretion and changes in estimate with related parties, net	3.2	—	3.2	5.9	(2.7)	(45.8)	7.1	—	7.1	9.8	(2.7)	(27.6)
Gain on sale of the Extended Care Business	—	—	—	(111.4)	111.4	(100.0)	—	—	—	(111.4)	111.4	(100.0)

Total operating expenses	710.7	5.6	716.3	612.1	104.2	17.0	1,414.1	11.6	1,425.7	1,349.8	75.9	5.6
Operating income	85.1	4.3	89.4	188.1	(98.7)	(52.5)	237.3	(43.2)	194.1	273.7	(79.6)	(29.1)
Non-operating (income) and expense
Interest expense	69.9	—	69.9	80.7	(10.8)	(13.4)	153.3	—	153.3	159.2	(5.9)	(3.7)
Loss on extinguishment of debt	16.9	—	16.9	—	16.9		16.9	—	16.9	—	16.9
Contingent consideration	1.7	—	1.7	(0.1)	1.8	(1,800.0)	0.9	—	0.9	0.2	0.7	350.0
Other, net	(4.4)	—	(4.4)	(3.8)	(0.6)	15.8	(8.2)	—	(8.2)	(9.4)	1.2	(12.8)

Non-operating (income) and expense	84.1	—	84.1	76.8	7.3	9.5	162.9	—	162.9	150.0	12.9	8.6

Income (loss) before income tax provision (benefit)	1.0	4.3	5.3	111.3	(106.0)	(95.2)	74.4	(43.2)	31.2	123.7	(92.5)	(74.8)
Income tax provision (benefit)	1.0	—	1.0	(2.1)	3.1	(147.6)	2.6	(2.3)	0.3	(2.2)	2.5	(113.6)

Net income (loss)	$0.0	$4.3	$4.3	$113.4	$(109.1)	(96.2)%	$71.8	$(40.9)	$30.9	$125.9	$(95.0)	(75.5)%

As a result of displaying amounts in millions, rounding differences may exist in the table above.

Three Months Ended September 30, 2019 (ASC 605 Basis) Compared to Three Months Ended September 30, 2018

Solutions Revenue

Solutions revenue increased $10.8 million for the three months ended September 30, 2019, compared with the same period in the prior year. Factors affecting the Joint Venture’s solutions revenue are described in the various segment discussions below.

Expenses

Costs of Operations (Exclusive of Depreciation and Amortization)

Costs of operations (exclusive of depreciation and amortization) increased $4.6 million for the three months ended September 30, 2019, compared with the same period in the prior year. The increase in the Joint Venture’s costs of operations is primarily attributable to an increase in information technology maintenance and data and communications costs.

Research and Development

Research and development expenses increased $0.6 million for the three months ended September 30, 2019, compared with the same period in the prior year. The increase is primarily attributable to increases in investments, offset by synergies associated with reduction or elimination of duplicative roles.

Sales, Marketing, General and Administrative

Sales, marketing, general and administrative expenses decreased $12.5 million for the three months ended September 30, 2019, compared with the same period in the prior year. Sales, marketing, general and administrative expense for each of the three months ended September 30, 2019 and 2018 reflects significant integration related costs, including professional and consulting fees related to rationalizations of information technology, business process re-engineering, implementation of human resource and finance information technology systems, severance and other costs. The amount of such costs, however, decreased by $8.5 million in the three months ended September 30, 2019 as compared to the same period in the prior year.

Customer Postage

Customer postage decreased $5.3 million for the three months ended September 30, 2019, compared with the same period in the prior year. Customer postage is affected by the declines in print volumes within communication and payment solutions, which were partially offset by the effect of a USPS postage rate increase in January 2019 (e.g. an increase in first-class postage of 10%). Because customer postage is a pass-through cost to the Joint Venture’s customers, however, changes in volume of customer postage generally have no effect on operating income.

Depreciation and Amortization

Depreciation and amortization increased $8.1 million for the three months ended September 30, 2019, compared with the same period in the prior year. Depreciation and amortization were generally affected by routine amortization of tangible and intangible assets existing at March 31, 2019 as well as the routine amortization and depreciation of additions to property, equipment, and software since that date.

Accretion and changes in estimate with related parties, net

Accretion and changes in estimate with related parties, net decreased $2.7 million for the three months ended September 30, 2019, compared with the same period in the prior year. Accretion is routinely affected by changes in the expected timing or amount of cash flows which may result from various factors, including changes in tax rates and McKesson’s discretionary allocation of deductions under the terms of the Letter Agreement.

Interest expense

Interest expense decreased $10.8 million for the three months ended September 30, 2019, compared with the same period in the prior year. This decrease is primarily attributable to the repayment of approximately $805.0 million of variable interest rate debt in July 2019 from the proceeds of the initial public offering and an additional repayment of $85.0 million during the three months ended September 30, 2019. The Joint Venture has interest rate cap agreements in place to limit its exposure to rising interest rates, and such agreements together with the Joint Venture’s fixed rate notes effectively fixed interest rates for approximately 59% of the Joint Venture’s total indebtedness at September 30, 2019.

Loss on Extinguishment of Debt

Loss on extinguishment of debt for the three months ended September 30, 2019 of $16.9 million includes a loss of $15.8 million related to the unamortized discounts and debt issuance costs associated with the total repayment of $890.0 million on the Term Loan Facility, as well as a loss of $1.1 million due to the deemed extinguishment associated with the amendment of the Revolving Credit Facility.

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

Income Tax Provision (Benefit)

The income tax provision was $1.0 million (effective tax rate of 115.0%) for the three months ended September 30, 2019 as compared to an income tax benefit of $2.1 million (effective tax rate of -1.9%) for the three months ended September 30, 2018. The Joint Venture’s income taxes and related effective tax rate are routinely affected by it and its subsidiaries’ legal organization. Certain of the Joint Venture’s subsidiaries are organized as limited liability corporations and report income that is distributed to the Members where it is subject to income taxes. Other subsidiaries are organized as corporations, for which the tax effects are directly reflected in the Joint Venture’s financial statements.

Solutions Revenue and Adjusted EBITDA

	Three Months Ended September 30,
	2019			2018
	As Reported	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)	$ Change	% Change
(in millions)
Solutions revenue (1)
Software and Analytics	$376.1	$13.2	$389.3	$383.5	$5.8	1.5%
Network Solutions	$144.3	$—	$144.3	$136.3	$8.0	5.9%
Technology-enabled Services	$244.1	$(3.2)	$240.9	$243.3	$(2.4)	(1.0)%
Adjusted EBITDA
Software and Analytics	$140.1	$8.8	$148.9	$139.4	$9.5	6.8%
Network Solutions	$86.5	$(0.4)	$86.1	$83.6	$2.5	3.0%
Technology-enabled Services	$44.8	$(3.8)	$41.0	$39.2	$1.8	4.6%

(1)	Includes inter-segment revenue

As a result of displaying amounts in millions, rounding differences may exist in the tables above.

Software and Analytics

Software and Analytics revenue increased $5.8 million for the three months ended September 30, 2019 compared with the same period in the prior year. Software and Analytics revenue reflects core revenue growth and timing, partially offset by ongoing efforts to rationalize the connected analytics solution and the effect of prior year one-time nonrecurring revenue of $6.0 million in the enterprise imaging business.

Software and Analytics Adjusted EBITDA increased $9.5 million for the three months ended September 30, 2019, compared to the same period in the prior year. This increase in Adjusted EBITDA was attributable to core revenue growth and timing, operational synergies, and cost initiatives related to the connected analytics solution, partially offset by the decline in the enterprise imaging business.

Network Solutions

Network Solutions revenue increased $8.0 million for the three months ended September 30, 2019 compared with the same period in the prior year, which primarily reflects increased revenues resulting from the sale of new contracts in the data solutions, dental and medical network businesses and stronger volume.

Network Solutions Adjusted EBITDA increased by $2.5 million for the three months ended September 30, 2019 compared to the same period in the prior year. As described above, Network Solutions revenue was positively affected by increased revenues resulting from the sale of new contacts in the data solutions, dental and medical network businesses and stronger volumes. Adjusted EBITDA similarly increased as a result of these factors partially offset by investments to support the data solutions new market expansion efforts and continued investment in network capabilities.

Technology-enabled Services

Technology-enabled Services revenue decreased $2.4 million for the three months ended September 30, 2019, compared with the same period in the prior year. Technology-enabled Services revenue for the three months ended September 30, 2019 was primarily impacted by new sales and same store organic growth of $24 million, which was more than offset by $30 million of customer attrition (including the company’s decision to exit certain contracts). Customer attrition for the three months ended September 30, 2019 reflects the full current period impact of attrition that occurred throughout fiscal year 2019 in the Joint Venture’s physician revenue cycle management and communication and payment services solutions, driven by industry consolidation. While the Joint Venture expects that such consolidation will continue in the future, as part of its strategy, the Joint Venture is repositioning certain of its solutions to better address end market dynamics, enhance efficiency and to improve the long-term growth potential of these solutions.

Technology-enabled Services Adjusted EBITDA increased $1.8 million for the three months ended September 30, 2019, compared to the same period in the prior year. Technology-enabled Services Adjusted EBITDA for the three months ended September 30, 2019 reflects the decrease in Technology-enabled Services revenue which was more than offset by cost savings from the Joint Venture’s post-contribution cost synergy initiatives.

Six Months Ended September 30, 2019 (ASC 605 Basis) Compared to Six Months Ended September 30, 2018

Solutions Revenue

Solutions revenue increased $8.7 million for the six months ended September 30, 2019, compared with the same period in the prior year. Solutions revenue for the six months ended September 30, 2019 was generally affected the continuation of trends described in the discussion of results of operations for the three months ended September 30, 2019. In addition, the comparison to the prior year period was discretely affected by the sale of the Joint Venture’s extended care business in July 2018.

Expenses

Expenses were affected by similar items outlined in the discussion of results for the three months ended September 30, 2019.

Solutions Revenue and Adjusted EBITDA

	Six Months Ended September 30,
	2019			2018
(in millions)	As Reported	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)	$ Change	% Change
Solutions revenue (1)
Software and Analytics	$813.5	(28.5)	785.0	$779.9	$5.1	0.7%
Network Solutions	$285.9	—	285.9	$272.9	$13.0	4.8%
Technology-enabled Services	$488.1	(3.1)	485.0	$493.3	$(8.3)	(1.7)%
Adjusted EBITDA
Software and Analytics	$342.4	(37.1)	305.3	$282.1	$23.2	8.2%
Network Solutions	$171.5	(0.9)	170.6	$165.8	$4.8	2.9%
Technology-enabled Services	$90.0	(4.5)	85.5	$89.2	$(3.7)	(4.1)%

(1)	Includes inter-segment revenue

Revenue and Adjusted EBITDA for the six months ended September 30, 2019 for all three segments were affected by similar trends outlined in the discussion of results for the three months ended September 30, 2019. The increases in revenue and Adjusted EBITDA for Software and Analytics were partially offset by the divestiture of the extended care business, which contributed revenue of $9.2 million and Adjusted EBITDA of $1.5 million in the six months ended September 30, 2018.

Significant Changes in Assets and Liabilities

Within the Joint Venture’s network solutions business, the Joint Venture regularly receives funds from certain pharmaceutical industry participants in advance of its obligation to remit these funds to participating retail pharmacies. Such funds are not restricted; however, these funds are generally paid out in satisfaction of the processing obligations within three business days of their receipt. At the time of receipt, the Joint Venture records a corresponding liability within accrued expenses on its consolidated balance sheets. At September 30, 2019, the Joint Venture reported $20.3 million of such pass-through payment obligations which were subsequently paid in the first week of October 2019. At March 31, 2019, the Joint Venture reported $7.4 million of such pass-through payment obligations.

Liquidity and Capital Resources

Overview

The Joint Venture’s principal sources of liquidity are cash flows provided by operating activities, cash and cash equivalents on hand, and potential funds available under its Revolving Credit Facility. The Joint Venture’s principal uses of liquidity are working capital, capital expenditures, debt service, business acquisitions and other general corporate purposes. The Joint Venture anticipates its cash on hand, cash generated from operations, and funds available under the Revolving Credit Facility will be sufficient to fund its planned capital expenditures, debt service obligations, business acquisitions and operating needs. The Joint Venture may, however, elect to raise funds through debt or equity financing in the future to fund significant investments or acquisitions that are consistent with its growth strategy.

Cash, cash equivalents and restricted cash totaled $73.0 million and $48.9 million at September 30, 2019 and March 31, 2019, respectively, of which $23.7 million and $28.1 million was held outside the United States. As of September 30, 2019, no amounts had been drawn under the senior secured revolving line of credit and the Joint Venture could have borrowed up to the additional $779.9 million available. The Joint Venture also has the ability to borrow up to an additional $1,080.0 million, or such amount that the senior secured net leverage ratio does not exceed 4.9 to 1.0, whichever is greater, under the Senior Secured Credit Facilities, subject to certain additional conditions and commitments by existing or new lenders to fund any additional borrowings.

The balance retained in cash and cash equivalents is consistent with the Joint Venture’s short-term cash needs and investment objectives. The Joint Venture may be required to make additional principal payments on the Term Loan Facility based on excess cash flows of the prior year, as defined in the credit agreement governing the Term Loan Facility.

	Six Months Ended September 30,
(in millions)	2019	2018	$ Change	% Change
Cash provided by (used in) operating activities	$223.9	$227.9	$(4.0)	(1.8)%
Cash provided by (used in) investing activities	(148.8)	35.6	(184.4)	(518.0)
Cash provided by (used in) financing activities	(51.3)	(104.8)	53.5	(51.0)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	0.3	(0.7)	1.0	(142.9)

Net change in cash, cash equivalents and restricted cash	$24.1	$158.0	(133.9)	(84.7)%

Operating Activities

Cash provided by operating activities is primarily affected by operating income, including the impact of debt service payments, integration related costs and the timing of collections and related disbursements. Cash provided by operating activities includes $12.9 million and $156.1 million as a source of cash related to pass-through funds for the six months ended September 30, 2019 and 2018, respectively.

Investing Activities

Cash used in investing activities primarily reflects routine capital expenditures related to purchase of property and equipment and the development of software, as well as expenditures related to significant software development efforts necessary to integrate the contributed businesses in both periods. Cash provided by investing activities in the six months ended September 30, 2018 was primarily impacted by the proceeds from the sale of the extended care business.

Financing Activities

Cash used in financing activities reflects cash payments under the Term Loan Facility, receipts under the Joint Venture’s interest rate cap agreements, and payments for deferred financing obligations. Cash used in financing activities was primarily impacted by the proceeds from the initial public offering and resulting increased payments under the Term Loan Facility in the six months ended September 30, 2019.

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

Debt

Senior Credit Facilities and Senior Notes

In March 2017, the Joint Venture entered into the $5,100 million term loan facility (the “Term Loan Facility”), and a $500 million revolving credit facility (as amended in July 2019 to increase the maximum amount that can be borrowed to $785 million, the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Secured Credit Facilities”). Additionally, the Joint Venture issued $1,000 million of 5.75% senior notes due 2025 (the “Senior Notes”). No amounts have been drawn against the Revolving Credit Facility as of September 30, 2019.

The Joint Venture used the initial public offering proceeds received from Change Healthcare Inc. to repay $805,000 of its indebtedness under the Term Loan Facility without penalty in July 2019. The Joint Venture repaid an additional $85,000 of its indebtedness under the Term Loan Facility without penalty during the three months ended September 30, 2019 for a total paydown of $890,000.

In July 2019, the Joint Venture amended the Revolving Credit Facility, the primary effects of which were to increase the maximum amount that can be borrowed from $500 million to $785 million and to extend the maturity date until July 3, 2024. In the event that the outstanding balance under the Term Loan Facility exceeds $1,100 million on December 1, 2023, however, amounts due, if any, under the Revolving Facility become due and payable on December 1, 2023.

Tangible Equity Units

In July 2019, the Joint Venture issued a debt arrangement to Change Healthcare Inc. on terms that substantially mirror the economics of the amortizing note component of the Change Healthcare Inc. TEUs. The Joint Venture agreed to pay Change Healthcare Inc. an aggregate principal amount of $47,367 in quarterly installments of principal and interest (5.5% per year) on March 30, June 30, September 30, and December 30 of each year through June 30, 2022.

Hedges

From time to time, the Joint Venture executes interest rate cap agreements with various counterparties that effectively cap its LIBOR exposure on a portion of its existing Term Loan Facility or similar replacement debt. The following table summarizes the terms of the Joint Venture’s interest rate cap agreements at September 30, 2019.

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

With certain exceptions, the Term Loan Facility obligations are secured by a first-priority security interest in substantially all of the assets of the Joint Venture, including its investment in subsidiaries. The Term Loan Facility contains various restrictions and nonfinancial covenants, along with a senior secured net leverage ratio test. The nonfinancial covenants include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. The senior secured net leverage test must be met as a condition to incur additional indebtedness, but otherwise is applicable only to the extent that amounts drawn exceed 35% of the Revolving Credit Facility at the end of any fiscal quarter. As of September 30, 2019, the Joint Venture was in compliance with all debt covenants.

The Joint Venture’s ability to meet its liquidity needs depends on its subsidiaries’ earnings and cash flows, the terms of the Joint Venture and its subsidiaries’ indebtedness, and other contractual restrictions. Except for certain permitted distributions, the Joint Venture generally is not permitted to make any distribution to its members.

Off-Balance Sheet Arrangements

As of September 30, 2019, the Joint Venture had no off-balance sheet arrangements.

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

Perpetual software licenses—The Joint Venture’s perpetual software arrangements provide a license for a customer to use software in perpetuity. Software licenses are typically delivered to the customer with functionality from which the customer can benefit from the license on its own or together with readily available resources. Perpetual software arrangements are recognized at the time of delivery or through an input measure of progress method over the installation period if the arrangements require significant production or modification or customization of the software. Contracts accounted for through an input measure of progress method are generally measured based on the ratio of labor hours incurred to date to total estimated labor hours to be incurred. Software implementation fees are recognized as the work is performed or under the input method for perpetual software. Hardware revenues are generally recognized upon delivery. Maintenance is recognized ratably over the term of the agreement as passage of time represents a faithful depiction of the transfer of these services.

Professional services—The Joint Venture provides training and consulting services to its customers, and the services may be fixed fee or time and materials based. Consulting services that fall outside of the standard implementation services vary depending on the scope and complexity of the service requested by the customer. Consulting services are deemed to be capable of being distinct from other products and services, and the services are satisfied either at a point of time or over time based on delivery. Training services are usually provided as an optional service to enhance the customer’s experience with a software product or provides additional education surrounding the general topic of the solution. Training services are capable of being distinct from other products and services. The Joint Venture treats training services as a distinct performance obligation, and they are satisfied at a point of time.

Transaction processing services—The Joint Venture provides transaction processing (such as claims processing) services to hospitals, pharmacies and health systems via a cloud-based (SaaS) platform. The promised service is to stand ready to process transactions for our customers over the contractual period on an as needed basis. The revenue related to these services is recognized over time as the transactions are processed, and the revenue is recognized over the individual days in which the services are performed. Any fixed annual fees and implementation fees are recognized ratably over the contract period.

Hosted solutions and software as a service (“SaaS”)—The Joint Venture enters into arrangements whereby the Joint Venture provides the customer access to a Joint Venture-owned software solution, which are generally marketed under annual and multi-year arrangements. The customer is only provided “access” (not a license) to the software application. In these arrangements, the customer does not purchase equipment nor does the customer take physical possession of the software. The related revenue is recognized ratably over the contracted term. For fixed fee arrangements, revenue recognition begins after set-up and implementation are complete. For per-transaction fee arrangements, revenue is recognized as transactions are processed beginning on the service start date.

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

There were no impairment losses recognized on accounts receivable or contract assets in the three and six months ended September 30, 2019.

The Joint Venture records deferred revenues when billings or payments are received from customers in advance of its performance. Deferred revenue is generally recognized when transfer of control to customers occurs. The deferred revenue balance is driven by multiple factors, including the frequency of renewals, invoice timing, and invoice duration. As of September 30, 2019, the Joint Venture expects 94% of the deferred revenue balance to be recognized in one year or less, and approximately $328 million of the beginning period balance was recognized during the three months ended September 30, 2019.

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

At September 30, 2019, the Joint Venture had capitalized costs to obtain a contract of $12.4 million in prepaid and other current assets and $67.4 million in other noncurrent assets. During the three and six months ended September 30, 2019, the Joint Venture recognized $5.1 million and $9.2 million, respectively, of amortization expense related to such capitalized costs, which is included in the total operating expenses. At September 30, 2019, the Joint Venture had capitalized costs to fulfill a contract of $1.4 million in prepaid and other current assets and $8.6 million in other noncurrent assets. During the three and six months ended September 30, 2019, the Joint Venture recognized $0.3 million and $0.6 million, respectively, of amortization expense related to such capitalized costs, which is included in cost of operations.

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

Remaining Performance Obligations

The aggregate amount of transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) for executed contracts includes deferred revenue and other revenue yet to be recognized from non-cancellable contracts. As of September 30, 2019, the Joint Venture’s total remaining performance obligations approximated $1.4 billion, of which approximately 52% is expected to be recognized over the next twelve months, and the remaining 48% thereafter.

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

Disaggregated Revenue

The Joint Venture disaggregates the revenue from contracts with customers by operating segment as it believes doing so best depicts how the nature, amount, timing and uncertainty of the Joint Venture’s revenue are affected by economic factors. See Note 9 in the Joint Venture unaudited financial statements included in Exhibit 99.1, “Segment Reporting” for the total revenue disaggregated by operating segment for the six months ended September 30, 2019 and 2018.

The Joint Venture’s total revenue by disaggregated revenue source was generally consistent for each reportable segment for the three and six months ended September 30, 2019 compared with the corresponding periods in 2018.

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

Apart from the adoption of ASC 606, the Joint Venture believes there have been no other significant changes during the six months ended September 30, 2019 to the items we previously disclosed as our critical accounting estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

Change Healthcare Inc.

Change Healthcare Inc. holds an equity method investment in the LLC Units of the Joint Venture as well as, following the consummation of the offering of TEUs on July 1, 2019, investments in the amortizing notes and prepaid forward purchase contracts components of the TEUs issued by the Joint Venture. In the case of the equity method investment in the Joint Venture, Change Healthcare Inc. is only exposed to changes in the fair value of the investment to the extent that the changes in fair value are so significant and long-lasting that they represented an other than temporary impairment of the investment. In the case of the investments in the amortizing note and prepaid forward purchase contracts components of the TEUs, however, such investments are required to be remeasured to their respective fair value each quarter with the changes in those values affecting earnings and other comprehensive income of Change Healthcare Inc.

Change Healthcare LLC

The Joint Venture has interest rate risk primarily related to borrowings under the Senior Secured Credit Facilities. Borrowings under the Senior Secured Credit Facilities bear interest at a rate equal to, at the Joint Venture’s option, either (i) LIBOR for the relevant interest period, adjusted for statutory reserve requirements (which is subject, in the case of the Term Loan Facility, to a floor of 1.00% per annum and, in the case of the Revolving Credit Facility, to a floor of 0.00% per annum), plus an applicable margin or (ii) a base rate equal to the highest of (a) the rate of interest in effect as publicly announced by the administrative agent as its prime rate, (b) the federal funds effective rate plus 0.50% and (c) adjusted LIBOR for an interest period of one month plus 1.00% (which may be subject, solely in the case of the Term Loan Facility, to a floor of 2.00% per annum), in each case, plus an applicable margin.

As of September 30, 2019, the Joint Venture had borrowings of $3,993.3 million (before unamortized debt discount) under the Senior Secured Credit Facilities. As of September 30, 2019, the LIBOR-based interest rate on the Term Loan Facility and Revolving Credit Facility were each LIBOR plus 2.5%.

The Joint Venture manages economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources and duration of our debt funding and the use of derivative financial instruments. Specifically, the Joint Venture enters into interest rate cap agreements to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Joint Venture’s interest rate cap agreements are used to manage differences in the amount, timing and duration of our known or expected cash receipts and our known or expected cash payments principally related to our borrowings. As of September 30, 2019, the Joint Venture’s outstanding interest rate cap agreements were each designated as cash flow hedges of interest rate risk and were determined to be highly effective.

A change in interest rates on variable rate debt may impact the Joint Venture’s pretax earnings and cash flows. Based on the Joint Venture’s outstanding debt as of September 30, 2019, and assuming that its mix of debt instruments, derivative financial instruments and other variables remain the same, the annualized effect of a one percentage point change in variable interest rates would have an annualized pretax impact on the Joint Venture’s earnings and cash flows of approximately $20.9 million.

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

Change Healthcare Inc.

In the normal course of business, Change Healthcare Inc. may become subject to various claims and legal proceedings. As of September 30, 2019, Change Healthcare Inc. was not involved in any material pending legal proceedings.

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

In addition to the other information included in this report, you should carefully consider the factors discussed in “Risk Factors” included in the Registration Statement on Form S-1 (No. 333-230345), as well as the factors identified under “Cautionary Notice Regarding Forward-Looking Statements” at the end of Part I, Item 2 of this Quarterly Report, which could materially affect the Change Healthcare Inc.’s or the Joint Venture’s business, financial condition or future results. The risks described in the Registration Statement on Form S-1 and this Quarterly Report are not the only risks Change Healthcare Inc. or the Joint Venture face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The exhibits listed on the accompanying Exhibit Index are filed, furnished or incorporated by reference (as stated therein) as part of this Quarterly Report.

Exhibit Index

3.1	Amended and Restated Certificate of Incorporation of Change Healthcare Inc., dated as of June 26, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on July 2, 2019).

3.2	Amended and Restated Bylaws of Change Healthcare Inc., dated as of June 26, 2019 (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on July 2, 2019).

4.1	Purchase Contract Agreement, dated as of July 1, 2019, between Change Healthcare Inc. and U.S. Bank N.A., as purchase contract agent, as attorney-in-fact for the Holders from time to time as provided therein and as trustee under the indenture referred to therein (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on July 2, 2019).

4.2	Form of Unit (included in Exhibit 4.1).

4.3	Form of Purchase Contract (included in Exhibit 4.1).

4.4	Indenture, dated as of July 1, 2019, between Change Healthcare Inc. and U.S. Bank N.A., as trustee (incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K filed on July 2, 2019).

4.5	First Supplemental Indenture, dated as of July 1, 2019, between Change Healthcare Inc. and U.S. Bank N.A., as trustee (incorporated by reference to Exhibit 4.5 to the Company’s Form 8-K filed on July 2, 2019).

10.1	Change Healthcare LLC Annual Incentive Plan (AIP) Amended and Restated as of September 18, 2019.

10.2	Change Healthcare LLC U.S. Executive Severance Benefit Guidelines (Amended and Restated September 18, 2019).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

99.1	Condensed financial information of Change Healthcare LLC as of September 30, 2019 and March 31, 2019, and for the six months ended September 30, 2019 and 2018.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Change Healthcare Inc.

November 14, 2019	By	/s/ Neil E. de Crescenzo
Neil E. de Crescenzo Chief Executive Officer and Director
(Principal Executive Officer)

November 14, 2019	By	/s/ Fredrik Eliasson
Fredrik Eliasson
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)