Form 10-Q
period 2019-12-31
Change Healthcare Inc.
filed 2020-02-13
CIK 1756497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-38961

Change Healthcare Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	82-2152098
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

3055 Lebanon Pike, Suite 1000 Nashville, TN	37214
(Address of Principal Executive Offices)	(Zip Code)

(615) 932-3000

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.001 per share	CHNG	The Nasdaq Stock Market LLC
6.00% Tangible Equity Units	CHNGU	The Nasdaq Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of February 7, 2020
Common Stock, $0.001 par value	125,423,022

Change Healthcare Inc.

Change Healthcare Inc.

Condensed Statements of Operations

(unaudited and amounts in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Revenue	$—	$—	$—	$—
Operating expenses
General and administrative	1,115	126	2,504	188
Accretion Expense	(1,191)	—	47,172	—

Total operating expenses	(76)	126	49,676	188

Operating income (loss)	76	(126)	(49,676)	(188)
Non-operating (income) expense
Loss from Equity Method Investment in the Joint Venture	8,764	17,468	104,497	65,805
(Gain) Loss on Sale of Interests in the Joint Venture	—	—	—	(661)
Management fee income	(771)	(126)	(1,648)	(188)
Interest expense	602	—	1,246	—
Interest income	(601)	—	(1,245)	—
Amortization of debt discount and issuance costs	191	—	403	—
Unrealized (gain) loss on forward purchase contract	(74,084)	—	(71,649)	—

Total non-operating (income) expense	(65,899)	17,342	31,604	64,956

Income (loss) before income tax provision (benefit)	65,975	(17,468)	(81,280)	(65,144)
Income tax provision (benefit)	15,240	(5,080)	(564)	(16,664)

Net income (loss)	$50,735	$(12,388)	$(80,716)	$(48,480)

Net income (loss) per share:
Basic	$0.35	$(0.16)	$(0.67)	$(0.64)

Diluted	$0.35	$(0.16)	$(0.67)	$(0.64)

Weighted average shares (see Note 5):
Basic	143,392,295	75,465,310	120,657,859	75,525,645

Diluted	146,201,860	75,465,310	120,657,859	75,525,645

See accompanying notes to condensed financial statements.

Change Healthcare Inc.

Condensed Statements of Comprehensive Income (Loss)

(unaudited and amounts in thousands)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Net income (loss)	$50,735	$(12,388)	$(80,716)	$(48,480)
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale debt securities of the Joint Venture, net of taxes	134	—	1,307	—
Changes in fair value of interest rate swap of the Joint Venture, net of taxes	1,313	(6,543)	(5,428)	(3,793)
Foreign currency translation adjustment of the Joint Venture	1,728	(2,418)	3,537	(4,445)

Other comprehensive income (loss)	3,175	(8,961)	(584)	(8,238)

Total comprehensive income (loss)	$53,910	$(21,349)	$(81,300)	$(56,718)

See accompanying notes to condensed financial statements.

Change Healthcare Inc.

Condensed Balance Sheets

(unaudited and amounts in thousands, except share and per share amounts)

	December 31,	March 31,
	2019	2019
Assets
Current Assets:
Cash	$3,409	$3,409
Prepaid expenses	1,544	—
Due from the Joint Venture	3,429	373
Due from McKesson	213	—
Investment in Joint Venture tangible equity units, current	15,362	—
Income taxes receivable	1,359	1,781

Total current assets	25,316	5,563
Dividend receivable	68,344	81,264
Investment in the Joint Venture	1,796,512	1,211,996
Investment in Joint Venture tangible equity units	329,581	—

Total assets	$2,219,753	$1,298,823

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$259	$176
Due to the Joint Venture	9,806	6,167
Current portion of long-term debt	15,362	—

Total current liabilities	25,427	6,343
Long-term debt	23,656	—
Due to McKesson	47,172	—
Deferred income tax liabilities	172,055	159,993
Other liabilities	1,312	—
Commitments and contingencies (see Note 4)
Stockholders’ Equity:

Common Stock (par value, $.001), 9,000,000,000 and 252,800,000 shares authorized and 125,027,648 and 75,474,654 shares issued and outstanding at December 31, 2019 and March 31, 2019, respectively	124	75
Class X common stock (par value, $.001), 1 and 1 share authorized and no shares issued and outstanding at December 31, 2019 and March 31, 2019, respectively	—	—
Preferred stock (par value, $.001), 900,000,000 and 0 shares authorized and no shares issued and outstanding at December 31, 2019 and March 31, 2019, respectively	—	—
Additional paid-in capital	2,016,608	1,153,509
Accumulated other comprehensive income (loss)	(3,418)	(3,256)
Retained earnings (deficit)	(63,183)	(17,841)

Total stockholders’ equity	1,950,131	1,132,487

Total liabilities and stockholders’ equity	$2,219,753	$1,298,823

See accompanying notes to condensed financial statements.

Change Healthcare Inc.

Condensed Statements of Stockholders’ Equity

(unaudited and amounts in thousands, except share and per share amounts)

					Accumulated
			Additional	Retained	Other	Total
	Common Stock		Paid-in	Earnings	Comprehensive	Stockholders’
	Shares	Amount	Capital	(Deficit)	Income (Loss)	Equity
Balance at March 31, 2018	75,749,118	$75	$1,139,300	$34,661	$2,536	$1,176,572
Cumulative effect of accounting change of the Joint Venture-ASU 2017-12	—	—		(490)	490	—
Equity compensation expense	—	—	5,300	—	—	5,300
Repurchase of Change Healthcare Inc. common stock	(251,789)	—	(4,782)	—	—	(4,782)
Issuance of Change Healthcare Inc. common stock upon exercise of equity awards	4,045	—	—	—	—	—
Net income (loss)	—	—	—	(17,501)	—	(17,501)
Foreign currency translation adjustment of the Joint Venture	—	—	—	—	(2,593)	(2,593)
Change in fair value of interest rate cap, net of taxes of the Joint Venture	—	—	—	—	782	782

Balance at June 30, 2018	75,501,374	$75	$1,139,818	$16,670	$1,215	$1,157,778

Equity compensation expense	—	—	2,969	—	—	2,969
Repurchase of Change Healthcare Inc. common stock	(90,629)	—	(1,720)	—	—	(1,720)
Issuance of Change Healthcare Inc. common stock upon exercise of equity awards	35,139	—	—	—	—	—
Net income (loss)	—	—	—	(18,591)	—	(18,591)
Foreign currency translation adjustment of the Joint Venture	—	—	—	—	566	566
Change in fair value of interest rate cap, net of taxes of the Joint Venture	—	—	—	—	1,478	1,478

Balance at September 30, 2018	75,445,885	$75	$1,141,067	$(1,921)	$3,259	$1,142,480
Equity compensation expense	—	—	8,109	—	—	8,109
Repurchase of Change Healthcare Inc. common stock	—	—	—	—	—	—
Issuance of Change Healthcare Inc. common stock upon exercise of equity awards	29,198	—	—	—	—	—
Proceeds from exercise of Change Healthcare Inc. equity based awards	—	—	—	—	—	—
Net income (loss)	—	—	—	(12,388)	—	(12,388)
Foreign currency translation adjustment of the Joint Venture	—	—	—	—	(2,418)	(2,418)
Change in fair value of interest rate cap, net of taxes of the Joint Venture	—	—	—	—	(6,543)	(6,543)

Balance at December 31, 2018	75,475,083	$75	$1,149,176	$(14,309)	$(5,702)	$1,129,240

Balance at March 31, 2019	75,474,654	$75	$1,153,509	$(17,841)	$(3,256)	$1,132,487
Cumulative effect of accounting change of the Joint Venture-ASC 606	—	—	—	35,797	—	35,797
Cumulative effect of accounting change of the Joint Venture-ASU 2018-02	—	—	—	(422)	422	—
Equity compensation expense	—	—	5,862	—	—	5,862
Net income (loss)	—	—	—	(37,517)	—	(37,517)
Foreign currency translation adjustment of the Joint Venture	—	—	—	—	226	226
Change in fair value of interest rate cap, net of taxes of the Joint Venture	—	—	—	—	(5,431)	(5,431)

Balance at June 30, 2019	75,474,654	$75	$1,159,371	$(19,983)	$(8,039)	$1,131,424
Issuance of Change Healthcare Inc. common stock upon initial public offering	49,285,713	49	608,630	—	—	608,679
Effect of initial public offering issuance costs on Joint Venture equity	—	—	(4,160)	—	—	(4,160)
Issuance of tangible equity units	—	—	232,929	—	—	232,929
Equity compensation expense	—	—	8,585	—	—	8,585
Issuance of Change Healthcare Inc. common stock upon exercise of equity awards	175,439	—	1,139	—	—	1,139
Net income (loss)	—	—	—	(93,935)	—	(93,935)
Unrealized gain (loss) on available for sale debt securities of the Joint Venture	—	—	—	—	1,173	1,173
Foreign currency translation adjustment of the Joint Venture	—	—	—	—	1,583	1,583
Change in fair value of interest rate cap, net of taxes of the Joint Venture	—	—	—	—	(1,310)	(1,310)

Balance at September 30, 2019	124,935,806	$124	$2,006,494	$(113,918)	$(6,593)	$1,886,107
Equity compensation expense	—	—	9,148	—	—	9,148
Issuance of Change Healthcare Inc. common stock upon exercise of equity awards	91,842	—	966	—	—	966
Net income (loss)	—	—	—	50,735	—	50,735
Unrealized gain (loss) on available for sale debt securities of the Joint Venture	—	—	—	—	134	134
Foreign currency translation adjustment of the Joint Venture	—	—	—	—	1,728	1,728
Change in fair value of interest rate cap, net of taxes of the Joint Venture	—	—	—	—	1,313	1,313

Balance at December 31, 2019	125,027,648	$124	$2,016,608	$(63,183)	$(3,418)	$1,950,131

See accompanying notes to condensed financial statements.

Change Healthcare Inc.

Condensed Statements of Cash Flows

(unaudited and amounts in thousands)

	Nine Months Ended
	December 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(80,716)	$(48,480)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss from Equity Method Investment in the Joint Venture	104,497	65,805
Deferred income tax expense (benefit)	(564)	(16,664)
(Gain) Loss on Sale of Interests in the Joint Venture	—	(661)
(Gain) loss on forward purchase contracts	(71,649)	—
Amortization of debt discount and issuance costs	403	—
Other	1,526	—
Changes in operating assets and liabilities:
Prepaid expenses	(1,544)	—
Due from the Joint Venture	(3,056)	(188)
Due from McKesson	(213)	—
Income taxes receivable	422	13,292
Accounts payable and accrued expenses	83	189
Due to McKesson	47,172	—
Due to the Joint Venture	3,639	(9,662)

Net cash provided by (used in) operating activities	—	3,631

Cash flows from investing activities:
Proceeds from sale of interests in Joint Venture	—	6,502
Investment in debt and equity securities of the Joint Venture	(278,875)	—
Proceeds from investments in debt securities of the Joint Venture	7,332	—
Investment in the Joint Venture	(610,784)	—

Net cash provided by (used in) investing activities	(882,327)	6,502

Cash flows from financing activities:
Proceeds from initial public offering, net of issuance costs	608,679	—
Proceeds from issuance of equity component of tangible equity units, net of issuance costs	232,929	—
Proceeds from issuance of debt component of tangible equity units	47,367	—
Payment of loan costs	(1,421)	—
Repayment of senior amortizing notes	(7,332)	—
Proceeds from exercise of equity awards	2,105	—
Payments to acquire common stock	—	(6,502)

Net cash provided by (used in) financing activities	882,327	(6,502)

Net increase (decrease) in cash, cash equivalents and restricted cash	—	3,631
Cash, cash equivalents and restricted cash at beginning of period	3,409	—

Cash, cash equivalents and restricted cash at end of period	$3,409	$3,631

See accompanying notes to condensed financial statements.

Change Healthcare Inc.

Notes to Condensed Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

1. Nature of Business and Organization

Organization

Change Healthcare Inc. (the “Company”), a Delaware corporation, was formed on June 22, 2016 to hold an equity investment in Change Healthcare LLC (the “Joint Venture”), a joint venture between the Company and McKesson Corporation (“McKesson”). As of December 31, 2019, the Company and McKesson each owned approximately 41% and 59%, respectively, of the membership interest in the Joint Venture, subject to adjustment based on exercise of equity-based awards or other changes in the number of the Joint Venture’s membership units outstanding.

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

Additional Ownership Interest

Following the initial public offering, the Company contributed the proceeds of the offering of common stock to the Joint Venture in exchange for 49,285,713 additional units of the Joint Venture, which represented approximately 11% of additional ownership interest. As a result of the additional ownership interest acquired, the Company measured additional basis differences at July 1, 2019 based on the fair value of the Joint Venture’s assets and liabilities as of the date of the initial public offering, and using valuation approaches substantially similar to those used as of the date of the Transactions.

Change Healthcare Inc.

Notes to Condensed Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Equity Method Investment in Change Healthcare LLC

The Company accounts for its investment in the Joint Venture using the equity method of accounting. During the three and nine months ended December 31, 2019 and 2018, the Company recorded a proportionate share of the earnings from this investment based on its ownership percentage during each respective period, which included transaction and integration related expenses incurred by the Joint Venture and the Company’s portion of basis adjustments including amortization expenses associated with equity method intangible assets. These amounts are aggregated and recorded under the caption, “Loss from Equity Method Investment in the Joint Venture” in the accompanying condensed statements of operations.

Summarized financial information of the Joint Venture is as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Statement of Operations Data:
Total revenue	$808,226	$821,937	$2,459,593	$2,445,390
Cost of operations (exclusive of depreciation and amortization)	$339,413	$339,485	$998,943	$1,007,328
Customer postage	$55,693	$58,788	$171,288	$180,706
Net income (loss)	$31,191	$13,009	$102,973	$138,955

Subsequent to the Company’s initial public offering of common stock, the Company now has a publicly available indication of the value of its investment in the Joint Venture. Accordingly, the Company evaluated its equity method investment for an other-than-temporary impairment (“OTTI”). The Company considered various factors in determining whether an OTTI has occurred, including the Company’s ability and intent to hold the investment, the trading history available, the implied EBITDA valuation multiples compared to public guideline companies, the Joint Venture’s ability to achieve milestones and any notable operational and strategic changes by the Joint Venture. After the evaluation, the Company determined that an OTTI had not occurred as of December 31, 2019 nor as of the date of this quarterly report on Form 10-Q. However, the Company may experience declines in the fair value of its investment in the Joint Venture, and it may determine an impairment loss will be required to be recognized in a future reporting period. Such determination will be based on the prevailing facts and circumstances, including those related to the reported results and disclosures of the Joint Venture as well as from changes in the market price of the Company’s common stock.

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

During the three months ended September 30, 2019, the Joint Venture committed to a plan to sell its Alpharetta, GA office property in an effort to reduce its real estate footprint. The Joint Venture completed the sale of the property during its fiscal third quarter and recognized an immaterial gain on sale. As a result of the completion of the sale, the Company recognized a write-off of approximately $13,900 of basis differences associated with the office property within its Loss from Equity Method Investment in the Joint Venture for the three and nine months ended December 31, 2019.

Change Healthcare Inc.

Notes to Condensed Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

4. Legal Proceedings

In the ordinary course of business, the Company may become subject to various claims and legal proceedings. The Company is not currently a defendant in any pending litigation.

5. Net Income (Loss) Per Share

The following table sets forth the computation of basic net income (loss) per share of common stock for the periods indicated:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Basic net income (loss) per share:
Numerator:
Net income (loss)	$50,735	$(12,388)	$(80,716)	$(48,480)
Denominator:
Weighted average common shares outstanding	124,962,970	75,465,310	108,371,642	75,525,645
Minimum shares issuable under purchase contracts	18,429,325	—	12,286,217	—

	143,392,295	75,465,310	120,657,859	75,525,645

Basic net income (loss) per share	$0.35	$(0.16)	$(0.67)	$(0.64)

Diluted net income per share:
Numerator:
Net income (loss)	$50,735	$(12,388)	$(80,716)	$(48,480)

Denominator:
Number of shares used in basic computation	143,392,295	75,465,310	120,657,859	75,525,645
Weighted average effect of dilutive securities
Add:
Dilutive shares issuable under purchase contracts	1,450,910	—	—	—
Time-Vesting Options	1,059,868	—	—	—
Deferred Stock Units	9,250	—	—	—
Restricted Share Units	289,537	—	—	—

	146,201,860	75,465,310	120,657,859	75,525,645

Diluted net income (loss) per share	$0.35	$(0.16)	$(0.67)	$(0.64)

Due to their antidilutive effect, the following securities have been excluded from diluted net income (loss) per share for the periods indicated:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Incremental shares issuable under purchase contracts	—	—	1,712,220	—
Time-Vesting Options	—	1,858,331	1,290,327	1,846,029
Deferred Stock Units	—	—	6,167	—
Restricted Stock Units	—	—	605,830	—

Change Healthcare Inc.

Notes to Condensed Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

6. Income Taxes

Income tax expense for the three months ended December 31, 2019 was $15,240, compared to an income tax benefit of $5,080 for the three months ended December 31, 2018, which represents an effective tax rate of 23.1% and 29.1%, respectively. The income tax benefit for the nine months ended December 31, 2019 and 2018 was $564 and $16,664, respectively, which represents an effective tax rate of 0.7% and 25.6%, respectively.

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

Because payments under the McKesson Tax Receivable Agreement are contingent upon McKesson’s ceasing to own at least 20% of the Joint Venture and such an event was not probable at the inception of the McKesson Tax Receivable Agreement or as of December 31, 2019, no related obligation has been reflected on the accompanying condensed balance sheet.

Letter Agreement

The Company, the Joint Venture, McKesson and certain of McKesson’s affiliates have entered into a letter agreement relating to the Contribution Agreement (the “Letter Agreement”). The Letter Agreement addresses miscellaneous tax-related matters, including (i) technical clarifications and modifications to the manner in which the Joint Venture allocates certain items of taxable income, loss and deduction among, and calculates and makes required tax distributions to, its members, (ii) the sharing of certain contingent tax benefits and expenses not addressed by the McKesson Tax Receivable Agreement or the tax matters agreement that the Company will enter into with McKesson in connection with a spin-off or split-off transaction (or a combination of the foregoing) that McKesson may, at its election, initiate and complete that would result, among other things, in the acquisition by the Company of all of McKesson’s LLC Units and the issuance by the Company to McKesson and/or McKesson’s securityholders of an equal number of shares of its common stock and (iii) procedures applicable in the case of certain tax proceedings. In particular, pursuant to the terms of the Letter Agreement, McKesson may adjust the manner in which depreciation or amortization deductions in respect of assets transferred to the Joint Venture at the closing of the Transactions are allocated among the Company, McKesson and certain of McKesson’s affiliates beyond minimum amounts provided in the LLC Agreement. If an amount of deductions is allocated to the Company in excess of a specified minimum threshold, the Company will be required to make cash payments to McKesson equal to 100% of the tax savings of the Company attributable to such excess deductions for any tax period ending prior to the date on which McKesson ceases to own at least 20% of the outstanding LLC Units of the Joint Venture, after which the terms of the McKesson Tax Receivable Agreement will control. At December 31, 2019, the Company has recorded a liability to McKesson equal to $47,172, which reflects the amount payable for future tax savings the Company anticipates receiving as a result of deductions which were allocated by McKesson to the Company for the year ended March 31, 2019 and is reflected as Due to McKesson on the consolidated balance sheet.

Change Healthcare Inc.

Notes to Condensed Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

7. Fair Value Measurements

The Company’s assets and liabilities that are measured at fair value on a recurring basis consist of the Company’s Dividend Receivable and Other Investments. The debt component of the tangible equity units issued by the Company is a Level 2 liability measured at fair value on a nonrecurring basis based on available market data and a discounted cash flow analysis (see Note 10). The tables below summarize the Dividend Receivable and Other Investments as of December 31, 2019 and March 31, 2019, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Quoted in		Significant
	Balance at	Markets	Significant Other	Unobservable
	December 31,	Identical	Observable Inputs	Inputs
Description	2019	(Level 1)	(Level 2)	(Level 3)
Other Investments (see Note 11)	$344,943	$—	$344,943	$—
Dividend Receivable	68,344	—	—	68,344

Total	$413,287	$—	$344,943	$68,344

		Quoted in		Significant
	Balance at	Markets	Significant Other	Unobservable
	March 31,	Identical	Observable Inputs	Inputs
Description	2019	(Level 1)	(Level 2)	(Level 3)
Other Investments (see Note 11)	$—	$—	$—	$—
Dividend Receivable	81,264	—	—	81,264

Total	$81,264	$—	$—	$81,264

Other Investments

The Company invested in a unit purchase contract and a debt instrument of the Joint Venture on terms that substantially mirror the economics of the TEUs (see Note 10). At December 31, 2019 and March 31, 2019, the Company’s investment in the Joint Venture’s debt securities were classified as “available-for-sale” and its investment in the Joint Venture’s purchase contracts were accounted for as equity securities measured at fair value. Changes in unrealized gains and losses for the Company’s investment in the Joint Venture’s debt securities are recognized as adjustments to other comprehensive income (loss) while changes in unrealized gains and losses for the Company’s investment in the Joint Venture’s purchase contracts are recognized as adjustments to pretax income (loss). The fair value measurement of the investments is based on available market data of the Joint Venture’s debt and equity securities for which the Company is investing.

The following table presents a reconciliation of the activity related to the other investments for the nine months ended December 31, 2019:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Balance at beginning of period	$274,391	$—	$—	$—
Initial investment		—	278,875	—
Proceeds from investment in securities of the Joint Venture	(3,712)	—	(7,332)	—
Change in fair value	74,264	—	73,400	—

Balance at end of period	$344,943	$—	$344,943	$—

Change Healthcare Inc.

Notes to Condensed Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Dividend Receivable

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

The following table summarizes the fair value of the freestanding derivative at December 31, 2019 and March 31, 2019, respectively:

	Fair Values of Derivative Financial Instruments
	Asset (Liability)
	Balance Sheet Location	December 31, 2019	March 31, 2019
Derivative financial instruments not designated as hedging instruments:
Freestanding Option	Dividend receivable	$68,344	$81,264

		$68,344	$81,264

The following table presents a reconciliation of the fair value of the derivative for which the Company uses significant unobservable inputs:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Balance at beginning of period	$34,547	$66,641	$81,264	$59,116
Increase in fair value based on ASC 505 equity-based compensation	—	8,109	—	16,378
Settlements due to exercise of awards	(346)	(553)	(1,670)	(1,297)
Change in fair value of equity-based awards	34,143	—	(11,250)	—

Balance at end of period	$68,344	$74,197	$68,344	$74,197

As the dividend receivable was initially received in connection with the contribution of assets to the Joint Venture, the initial fair value was treated as a component of the Company’s contribution of assets and receipt of its Investment in the Joint Venture. During the three and nine months ended December 31, 2019 and 2018, the Company recognized changes in the balance of the Dividend Receivable as a component of Loss from Equity Method Investment in the Joint Venture. The result was that no net equity-based compensation related to employees of the Joint Venture was recognized in the financial statements of the Company for the three and nine months ended December 31, 2019 and 2018.

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

Change Healthcare Inc.

Notes to Condensed Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

8. Accumulated Other Comprehensive Income (Loss)

The following is a summary of the Company’s proportionate share of the Joint Venture’s accumulated other comprehensive income (loss) balances, net of taxes, as of and for the three and nine months ended December 31, 2019 and 2018.

		Foreign		Accumulated
	Available	Currency		Other
	For Sale	Translation	Cash Flow	Comprehensive
	Debt Security	Adjustment	Hedge	Income (Loss)
Balance at March 31, 2018	$—	$1,268	$1,268	$2,536
Cumulative effect of accounting change of the Joint Venture-ASU 2017-12	—	—	490	490
Change associated with foreign currency translation	—	(2,593)	—	(2,593)
Change associated with current period hedging	—	—	1,206	1,206
Reclassification into earnings	—	—	(424)	(424)

Balance at June 30, 2018	$—	$(1,325)	$2,540	$1,215

Change associated with foreign currency translation	—	566	—	566
Change associated with current period hedging	—	—	1,866	1,866
Reclassification into earnings	—	—	(388)	(388)

Balance at September 30, 2018	$—	$(759)	$4,018	$3,259

Change associated with foreign currency translation	—	(2,418)	—	(2,418)
Change associated with current period hedging	—		(6,168)	(6,168)
Reclassification into earnings	—	—	(375)	(375)

Balance at December 31, 2018	$—	$(3,177)	$(2,525)	$(5,702)

Balance at March 31, 2019	$—	$(1,565)	$(1,691)	$(3,256)
Cumulative effect of accounting change of the Joint Venture-ASU 2018-02	—	—	422	422
Change associated with foreign currency translation	—	226	—	226
Change associated with current period hedging	—	—	(5,117)	(5,117)
Reclassification into earnings	—	—	(314)	(314)

Balance at June 30, 2019	$—	$(1,339)	$(6,700)	$(8,039)
Unrealized gain (loss) on available for sale debt securities of the Joint Venture	1,173	—	—	1,173
Change associated with foreign currency translation	—	1,583	—	1,583
Change associated with current period hedging	—	—	(1,509)	(1,509)
Reclassification into earnings	—	—	199	199

Balance at September 30, 2019	$1,173	$244	$(8,010)	$(6,593)
Unrealized gain (loss) on available for sale debt securities of the Joint Venture	134			134
Change associated with foreign currency translation	—	1,728	—	1,728
Change associated with current period hedging	—	—	289	289
Reclassification into earnings	—	—	1,024	1,024

Balance at December 31, 2019	$1,307	1,972	$(6,697)	$(3,418)

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

In connection with the Omnibus Incentive Plan, the Company, during the nine months ended December 31, 2019, granted to the Joint Venture’s employees and directors one or a combination of time-vesting restricted stock units (RSUs), time-vesting deferred stock units, performance stock units, and cash settled restricted stock units under vesting terms that generally vary from one to four years from the date of grant. Each of these instruments is described below.

Restricted Stock Units (“RSUs”)—The Company granted 4,436,758 RSUs during the nine months ended December 31, 2019. The RSUs are subject to either a graded vesting schedule over four years, or a one or four year cliff vesting schedule, depending on the terms of the specific award. Upon vesting, the RSUs are exchanged for shares of the Company’s common stock.

Performance Stock Units (“PSUs”)— The Company granted 1,079,621 PSUs during the nine months ended December 31, 2019. The PSUs consist of two tranches, one for which the quantity of awards expected to vest varies based on the Joint Venture’s compound annual revenue growth rate over a three year period in comparison to a target percentage and one for which the quantity of awards expected to vest varies based on the Joint Venture’s compound annual Adjusted EBITDA growth rate over a three year period in comparison to a target percentage. The awards earned upon satisfaction of the performance conditions become vested on the fourth anniversary of the vesting commencement date of the award (i.e. continued service is required beyond the satisfaction of the performance condition prior to vesting). The Joint Venture recognizes compensation expense for the PSUs based on the number of awards that are considered probable to vest. Recognition of expense is based on the probability of achievement of performance targets and is periodically reevaluated.

Cash Settled Restricted Stock Units (“CSRSUs”)— The Company granted 597,006 CSRSUs during the nine months ended December 31, 2019. The CSRSUs are expected to vest ratably over three years. Upon vesting, however, the Company is required to pay cash in settlement of such CSRSUs based on their fair value at the date such CSRSUs vest. The Company will be reimbursed by the Joint Venture for any cash settlements, and as of December 31, 2019, the Company has a receivable from the Joint Venture of approximately $1,312.

Deferred Stock Units (“DSUs”)—The Company granted 45,704 DSUs during the nine months ended December 31, 2019. The DSUs vest 100% upon the one-year anniversary of the date of grant. Unlike the RSUs, however, the DSUs are exchanged for shares of the Company’s common stock only following the participant’s separation from service.

During the three and nine months ended December 31, 2019 the Joint Venture recognized compensation expense related to awards granted under the Omnibus Incentive Plan of $6,161 and $12,257, respectively. At December 31, 2019, aggregate unrecognized compensation expense of the Joint Venture related to awards granted under the Omnibus Incentive Plan was $78,788.

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

Each senior amortizing note has an initial principal amount of $8.2378 and bears interest at 5.5% per year. On each March 30, June 30, September 30 and December 30, the Company pays equal quarterly cash installments of $0.7500 per amortizing note (except for the September 30, 2019 installment payment, which was $0.7417 per amortizing note). Each installment constitutes a payment of interest and partial payment of principal. The carrying value and fair value of the senior amortizing notes as of December 31, 2019 was $38,626 and $40,365, respectively. Unless settled earlier, each purchase contract will automatically settle on June 30, 2022. The Company will deliver between a minimum of 18,429,325 shares and a maximum of 22,115,075 shares of the Company’s common stock, subject to adjustment, based on the Applicable Market Value (as defined below) of the Company’s common stock as described below:

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

At December 31, 2019 and March 31, 2019, the Company’s investment in debt securities are classified as “available-for-sale” and its investment in forward purchase contracts are considered equity securities measured at fair value. Changes in unrealized gains and losses for the Company’s debt securities are recognized as adjustments to other comprehensive income (loss) while changes in unrealized gains and losses for the Company’s investment in forward purchase contracts are recognized as adjustments to pretax income (loss).

A summary of the Company’s other investments at December 31, 2019 and March 31, 2019 is summarized in the tables that follow.

	December 31, 2019
	Amortized	Unrealized Amounts
	Costs	Gains	Losses	Fair Value
Debt Securities (Level 2)	$38,614	$1,751	$—	$40,365
Forward Purchase Contracts (Level 2)	$232,929	$71,649	$—	304,578

				$344,943
Amounts classified within current assets				15,362

Amounts classified within Other investments				$329,581

March 31, 2019
	Amortized	Unrealized Amounts
	Costs	Gains	Losses	Fair Value
Debt Securities	$—	$—	$—	$—
Forward Purchase Contracts	$—	$—	$—	—

—
Amounts classified within current assets				—

Amounts classified within Other investments				$—

Scheduled maturities of investments in debt securities at December 31, 2019 were as follows:

	Amortized Cost	Fair Value
Due in one year or less	$15,362	$15,362
Due after one year through five years	23,252	25,003
Due after five years through ten years	—	—
Due after ten years	—	—

	$38,614	$40,365

Change Healthcare Inc.

Notes to Condensed Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

The portion of unrealized gains and losses for each period related to equity securities still held at each reporting date is calculated as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Net gains and losses recognized during the period on equity securities	$74,084	$—	$71,649	$—
Less: Net gains and losses recognized during the period on equity securities sold during the period	—	—	—	—

Unrealized gains and losses recognized during the reporting period on equity securities still held at the reporting date	$74,084	$—	$71,649	$—

12. Subsequent Events

Qualified McKesson Exit

On February 10, 2020, McKesson announced the commencement of an exchange offer relating to the Company’s common stock. As part of the exchange offer, McKesson shareholders have the opportunity to exchange some or all of their shares of McKesson common stock for shares of common stock of McKesson’s wholly-owned subsidiary, PF2 SpinCo, Inc. (“SpinCo”), which will hold all of McKesson’s interest in the Joint Venture. Upon completion of a merger of SpinCo with and into the Company, the shares of common stock of SpinCo will be immediately converted into an equal number of shares of the Company’s common stock. The Company has filed a registration statement on Form S-4 with the Securities and Exchange Commission in connection with the exchange offer and the merger with SpinCo.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of Change Healthcare Inc. and Change Healthcare LLC is provided as a supplement to, and should be read in conjunction with, Change Healthcare Inc.’s and Change Healthcare LLC’s audited financial statements and the accompanying notes as well as the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Change Healthcare Inc.’s Registration Statement on Form S-1 (File No. 333-230345), as well as the unaudited consolidated financial statements and the related notes presented in Part I, Item 1 of this Quarterly Report for the quarter ended December 31, 2019 (“Quarterly Report”).

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

In July 2019, the Joint Venture amended its Revolving Credit Facility (as defined herein), the primary effects of which were to increase the maximum amount that can be borrowed from $500.0 million to $785.0 million and to extend the maturity date until July 3, 2024. In the event that the outstanding balance under the Term Loan Facility exceeds $1.1 billion on December 1, 2023, however, amounts due, if any, under the Revolving Facility become due and payable on December 1, 2023.

On February 10, 2020, McKesson announced the commencement of an exchange offer relating to the Company’s common stock. As part of the exchange offer, McKesson shareholders have the opportunity to exchange some or all of their shares of McKesson common stock for shares of common stock of McKesson’s wholly-owned subsidiary, PF2 SpinCo, Inc. (“SpinCo”), which will hold all of McKesson’s interest in the Joint Venture. Upon completion of a merger of SpinCo with and into the Company, the shares of common stock of SpinCo will be immediately converted into an equal number of shares of the Company’s common stock. The Company has filed a registration statement on Form S-4 with the Securities and Exchange Commission in connection with the exchange offer and the merger with SpinCo.

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

Loss from equity method investment in the Joint Venture was $8.8 million and $17.5 million for the three months ended December 31, 2019 and 2018, respectively. The loss from equity method investment in the Joint Venture decreased due to higher operating profits at the Joint Venture in the current quarter when compared to the same quarter in the prior year combined with the change in the fair value of the dividend receivable. The decrease in the loss was partially offset by incremental basis difference amortization due to the additional units of the Joint Venture that were acquired using the proceeds of the initial public offering and the write-off of basis differences associated with the Joint Venture’s sale of real estate.

Loss from equity method investment in the Joint Venture was $104.5 million and $65.8 million for the nine months ended December 31, 2019 and 2018, respectively. The loss from equity method investment in the Joint Venture for the nine months ended December 31, 2019 was discretely affected by the Joint Venture’s adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification No. 606 (“ASC 606”) and Change Healthcare Inc.’s adoption of FASB Accounting Standards Update No. 2018-07 (“ASU 2018-07”). The loss from equity method investment in the Joint Venture was decreased by approximately $4.4 million as a result of the continuing effect of the adoption of ASC 606 and was increased by approximately $11.3 million as a result of changes in the fair value of its dividend receivable following the adoption of ASU 2018-07.

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

Loss (Gain) on Sale of Interests in the Joint Venture

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

Unrealized Loss (Gain) on Forward Purchase Contract

Unrealized gain on forward purchase contract was $74.1 and $71.6 million for the three and nine months ended December 31, 2019, respectively. The unrealized gain on forward purchase contracts reflects the change in the fair value of the forward contract that is a component of the TEUs.

Income Taxes

As the Joint Venture is treated as a partnership for income tax purposes, Change Healthcare Inc. is subject to income taxes for its allocable portion of the Joint Venture’s taxable income. The income tax provision was $15.2 million (which resulted in an effective income tax rate of 23.1%) for the three months ended December 31, 2019, compared with an income tax benefit of $5.1 million (which resulted in an effective income tax rate of 29.1%) for the three months ended December 31, 2018. The income tax benefit was $0.6 million and $16.7 million (which resulted in effective income tax rates of 0.7% and 25.6%) for the nine months ended December 31, 2019 and 2018, respectively.

In connection with the closing of the Transactions, the Joint Venture, subsidiaries of McKesson that serve as members of the Joint Venture (the “McK Members”), McKesson and the Company entered into a tax receivable agreement (the “McKesson Tax Receivable Agreement”). Additionally, the Company, the Joint Venture, McKesson and certain of McKesson’s affiliates have entered into a letter agreement relating to the Contribution Agreement (the “Letter Agreement”). The McKesson Tax Receivable Agreement and the Letter Agreement contemplate payments from the Company to the McK Members or to McKesson based upon certain criteria as outlined in Note 6, Income Taxes. In the three months ended December 31, 2019 the Company adjusted the liability to McKesson by approximately $1.2 million, which updates the amount payable for future tax savings the Company anticipates receiving as a result of deductions allocated by McKesson to the Company for the year ended March 31, 2019. For the nine months ended December 31, 2019, the establishment of the liability, combined with the update in the current quarter, resulted in expense to Change Healthcare Inc. of approximately $47.2 million.

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

Off-Balance Sheet Arrangements

As of December 31, 2019, Change Healthcare Inc. had no off-balance sheet arrangements.

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

Subsequent to the IPO, Change Healthcare Inc. now has a publicly available indication of the value of its investment in the Joint Venture. Accordingly, Change Healthcare Inc. evaluated its equity method investment for an other-than-temporary impairment (“OTTI”). Change Healthcare Inc. considered various factors in determining whether an OTTI had occurred, including Change Healthcare Inc.’s ability and intent to hold the investment, the trading history available, the implied EBITDA valuation multiples compared to public guideline companies, and the Joint Venture’s ability to achieve milestones and any operational and strategic changes by the Joint Venture that might have negatively impacted the fair value. After the evaluation, Change Healthcare Inc. determined that an OTTI had not occurred as of December 31, 2019 or as of the date of this quarterly report on Form 10-Q. However, the Joint Venture may experience declines in its fair value, and Change Healthcare Inc. may determine an impairment loss will be required to be recognized in a future reporting period. Such determination will be based on the prevailing facts and circumstances, including those related to the reported results and disclosures of the Joint Venture, as well as from changes in the market price of Change Healthcare Inc.’s common stock.

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

Summary Disclosures about Contractual Obligations and Commercial Commitments

During the three months ended September 30, 2019, Change Healthcare Inc. issued TEUs comprised of a stock purchase contract and a senior amortizing note due June 30, 2022. See Note 10, Tangible Equity Units. Change Healthcare Inc. has no other ongoing contractual obligations or commercial commitments as of December 31, 2019.

Change Healthcare LLC

Overview

The Joint Venture is a leading independent healthcare technology company, formed through the combination of substantially all of the businesses of Change Healthcare Performance, Inc. (formerly Change Healthcare, Inc.) (“Legacy CHC”) and a majority of the McKesson Technology Solutions business (“Core MTS”), which was completed on March 1, 2017. The Joint Venture offers a comprehensive suite of software, analytics, technology-enabled services and network solutions that drive improved results in the complex workflows of healthcare system payers and providers. The Joint Venture’s solutions are designed to improve clinical decision making, simplify billing, collection and payment processes and enable a better patient experience.

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

In November 2019, the Joint Venture moved certain of its revenue optimization services solutions from the Software and Analytics segment to the Technology-Enabled Services segment.

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

Income Taxes

The Joint Venture’s effective income tax rate is affected by several factors. The following table and subsequent commentary reconciles the Joint Venture’s federal statutory rate to its effective income tax rate and the subsequent commentary describes the more significant of the reconciling factors:

	Nine Months	Nine Months
	Ended	Ended
	December 31, 2019	December 31, 2018
Statutory U.S. federal tax rate	21.00%	21.00%
State income taxes (net of federal benefit)	(0.03)	0.47
Income passed through to Members	(18.45)	(18.46)
Change in valuation allowance	(3.29)	0.05
Research and development credits (net of uncertain tax positions)	(2.94)	(3.48)
Other	4.28	1.17

Effective income tax rate	0.57%	0.75%

State Income Taxes—The Joint Venture’s effective tax rate for state income taxes is generally impacted by changes in its apportionment.

Income Passed through to Members—Certain of the Joint Venture’s subsidiaries are organized as limited liability corporations and report income that is distributed to the Members where it is subject to income taxes.

Change in Valuation Allowance—The Joint Venture records valuation allowances or reverses existing valuation allowances related to assumed future income tax benefits depending on circumstances and factors related to its business. During the nine months ended December 31, 2019, the Joint Venture released a valuation allowance related to prior deferred tax assets as a result of its change in judgment resulting from forecasted earnings and tax planning strategies that provide for future taxable income in the relevant jurisdictions.

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

As noted in Recent Developments, on February 10, 2020, McKesson announced the commencement of an exchange offer relating to the Company’s common stock. As part of the exchange offer, McKesson shareholders have the opportunity to exchange some or all of their shares of McKesson common stock for shares of common stock of McKesson’s wholly-owned subsidiary, PF2 SpinCo, Inc. (“SpinCo”), which will hold all of McKesson’s interest in the Joint Venture. Upon completion of a merger of SpinCo with and into the Company, the shares of common stock of SpinCo will be immediately converted into an equal number of shares of the Company’s common stock. The Company has filed a registration statement on Form S-4 with the Securities and Exchange Commission in connection with the exchange offer and the merger with SpinCo.

Results of Operations

The Joint Venture adopted the new revenue recognition accounting standard, ASC 606, effective April 1, 2019 on a modified retrospective basis. Its results of operations as presented within the following discussion and analysis includes financial results for reporting periods during fiscal 2020, which are disclosed in compliance with the new revenue recognition standard. Historical financial results for reporting periods prior to fiscal 2020 have not been retroactively restated and are presented in conformity with amounts previously disclosed under the prior revenue recognition standard, ASC 605. The Joint Venture has included additional information regarding the impacts from the adoption of the new revenue recognition standard for the three and nine months ended December 31, 2019 and included financial results during fiscal 2020 under ASC 605 for comparison to the prior year.

The following table summarizes our consolidated results of operations for the three months ended December 31, 2019 and 2018, respectively:

	Three Months Ended December 31,						Nine Months Ended December 31,
	2019			2018	$	%	2019			2018	$	%
		Impacts	Without					Impacts	Without
	As	from	Adoption				As	from	Adoption
(in millions)	Reported	Adoption	(ASC 605)	2018	Change	Change	Reported	Adoption	(ASC 605)	2018	Change	Change
Revenue

Solutions revenue	$752.5	$24.0	$776.5	$763.1	$13.4	1.8%	$2,288.3	$(7.6)	$2,280.7	$2,264.7	$16.0	0.7%

Postage revenue	55.7	—	55.7	58.8	(3.1)	(5.3)	171.3	—	171.3	180.7	(9.4)	(5.2)

Total revenue	808.2	24.0	832.2	821.9	10.3	1.3	2,459.6	(7.6)	2,452.0	2,445.4	6.6	0.3

Operating expenses
Costs of operations (exclusive of depreciation and amortization below)	$339.4	$1.3	$340.7	$339.5	$1.2	0.4	$998.9	$3.1	$1,002.0	$1,007.3	$(5.3)	(0.5)

Research and development	50.6	—	50.6	49.9	0.7	1.4	151.8	—	151.8	159.6	(7.8)	(4.9)
Sales, marketing, general and administrative	185.7	5.0	190.7	206.6	(15.9)	(7.7)	567.6	14.8	582.4	620.6	(38.2)	(6.2)
Customer postage	55.7	—	55.7	58.8	(3.1)	(5.3)	171.3	—	171.3	180.7	(9.4)	(5.2)
Depreciation and amortization	77.3	—	77.3	70.3	7.0	10.0	226.1	—	226.1	208.1	18.0	8.6

Accretion and changes in estimate with related parties, net	3.2	—	3.2	3.5	(0.3)	(8.6)	10.3	—	10.3	13.3	(3.0)	(22.6)
Gain on sale of the Extended Care Business	—	—	—	—	—		—	—	—	(111.4)	111.4	(100.0)

Total operating expenses	$711.9	$6.3	$718.2	$728.6	$(10.4)	(1.4)	$2,126.0	$17.9	$2,143.9	$2,078.2	$65.7	3.2

Operating income	96.3	17.7	114.0	93.3	20.7	22.2	333.6	(25.5)	308.1	367.2	(59.1)	(16.1)
Non-operating (income) and expense

Interest expense	66.4	—	66.4	82.6	(16.2)	(19.6)	219.7	—	219.7	241.8	(22.1)	(9.1)
Loss on extinguishment of debt	2.5	—	2.5	—	2.5		19.4	—	19.4	—	19.4
Contingent consideration	0.9	—	0.9	(1.1)	2.0	(181.8)	1.8	—	1.8	(0.9)	2.7	(300.0)
Other, net	(2.7)	—	(2.7)	(4.4)	1.7	(38.6)	(10.9)	—	(10.9)	(13.8)	2.9	(21.0)

Non-operating (income) and expense	67.1	—	67.1	77.1	(10.0)	(13.0)	230.0	—	230.0	227.1	2.9	1.3

Income (loss) before income tax provision (benefit)	29.2	17.7	46.9	16.2	30.7	189.5	103.6	(25.5)	78.1	140.1	(62.0)	(44.3)
Income tax provision (benefit)	(2.0)	—	(2.0)	3.3	(5.3)	(160.6)	0.6	(2.4)	(1.8)	1.0	(2.8)	(280.0)

Net income (loss)	$31.2	$17.7	$48.9	$12.9	$36.0	279.1%	$103.0	$(23.1)	$79.9	$139.1	$(59.2)	(42.6)%

As a result of displaying amounts in millions, rounding differences may exist in the table above.

Three Months Ended December 31, 2019 (ASC 605 Basis) Compared to Three Months Ended December 31, 2018

Solutions Revenue

Solutions revenue increased $13.4 million for the three months ended December 31, 2019, compared with the same period in the prior year. Factors affecting the Joint Venture’s solutions revenue are described in the various segment discussions below.

Expenses

Costs of Operations (Exclusive of Depreciation and Amortization)

Costs of operations (exclusive of depreciation and amortization) increased $1.2 million for the three months ended December 31, 2019, compared with the same period in the prior year. The increase in the Joint Venture’s costs of operations is primarily attributable to an increase in information technology maintenance and data and communications costs.

Research and Development

Research and development expenses increased $0.7 million for the three months ended December 31, 2019, compared with the same period in the prior year. The increase is primarily attributable to increases in investments, offset by synergies associated with reduction or elimination of duplicative roles.

Sales, Marketing, General and Administrative

Sales, marketing, general and administrative expenses decreased $15.9 million for the three months ended December 31, 2019, compared with the same period in the prior year. Sales, marketing, general and administrative expense for each of the three months ended December 31, 2019 and 2018 reflects significant integration related costs, including professional and consulting fees related to rationalizations of information technology, business process re-engineering, implementation of human resource and finance information technology systems, severance and other costs. The amount of such costs, however, decreased by $8.8 million in the three months ended December 31, 2019 as compared to the same period in the prior year due to the completion of certain integration projects prior to the three months ended December 31, 2019.

Customer Postage

Customer postage decreased $3.1 million for the three months ended December 31, 2019, compared with the same period in the prior year. Customer postage is affected by the declines in print volumes within communication and payment solutions, which were partially offset by the effect of a USPS postage rate increase in January 2019 (e.g. an increase in first-class postage of 10%). Because customer postage is a pass-through cost to the Joint Venture’s customers, however, changes in volume of customer postage generally have no effect on operating income.

Depreciation and Amortization

Depreciation and amortization increased $7.0 million for the three months ended December 31, 2019, compared with the same period in the prior year. Depreciation and amortization were generally affected by routine amortization of tangible and intangible assets existing at March 31, 2019 as well as the routine amortization and depreciation of additions to property, equipment, and software since that date.

Accretion and changes in estimate with related parties, net

Accretion and changes in estimate with related parties, net decreased $0.3 million for the three months ended December 31, 2019, compared with the same period in the prior year. Accretion is routinely affected by changes in the expected timing or amount of cash flows which may result from various factors, including changes in tax rates and McKesson’s discretionary allocation of deductions under the terms of the Letter Agreement.

Interest expense

Interest expense decreased $16.2 million for the three months ended December 31, 2019, compared with the same period in the prior year. This decrease is primarily attributable to the repayment of approximately $805.0 million of variable interest rate debt in July 2019 from the proceeds of the initial public offering as well as additional repayments totaling $235.0 million subsequent to the initial public offering. The Joint Venture has interest rate cap agreements in place to limit its exposure to rising interest rates, and such agreements together with the Joint Venture’s fixed rate notes effectively fixed interest rates for approximately 60% of the Joint Venture’s total indebtedness at December 31, 2019.

Loss on Extinguishment of Debt

Loss on extinguishment of debt for the three months ended December 31, 2019 of $2.5 million is related to the unamortized discounts and debt issuance costs associated with the total repayment of $150.0 million on the Term Loan Facility.

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

Income Tax Provision (Benefit)

The income tax benefit was $2.0 million (effective tax rate of -6.8%) for the three months ended December 31, 2019 as compared to an income tax provision of $3.3 million (effective tax rate of 20.1%) for the three months ended December 31, 2018. The Joint Venture’s income taxes and related effective tax rate are routinely affected by it and its subsidiaries’ legal organization. Certain of the Joint Venture’s subsidiaries are organized as limited liability corporations and report income that is distributed to the Members where it is subject to income taxes. Other subsidiaries are organized as corporations, for which the tax effects are directly reflected in the Joint Venture’s financial statements.

Solutions Revenue and Adjusted EBITDA

	Three Months Ended December 31,
	2019			2018
(in millions)	As Reported	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)	$ Change	% Change
Solutions revenue (1)
Software and Analytics	$387.3	$18.5	$405.8	$385.4	$20.4	5.3%
Network Solutions	$150.7	$—	$150.7	$143.5	$7.2	5.0%
Technology-Enabled Services	$241.5	$5.5	$247.0	$256.6	$(9.6)	(3.7)%

Adjusted EBITDA
Software and Analytics	$149.2	$14.2	$163.4	$150.5	$12.9	8.6%
Network Solutions	$92.7	$(0.5)	$92.2	$88.0	$4.2	4.8%
Technology-Enabled Services	$36.7	$4.4	$41.1	$44.4	$(3.3)	(7.4)%

(1)	Includes inter-segment revenue

As a result of displaying amounts in millions, rounding differences may exist in the tables above.

Software and Analytics

Software and Analytics revenue increased $20.4 million for the three months ended December 31, 2019, compared with the same period in the prior year. Software and Analytics revenue reflects core revenue growth and timing, partially offset by ongoing efforts to rationalize the connected analytics solution.

Software and Analytics Adjusted EBITDA increased $12.9 million for the three months ended December 31, 2019, compared to the same period in the prior year. This increase in Adjusted EBITDA was attributable to revenue growth and operational synergies.

Network Solutions

Network Solutions revenue increased $7.2 million for the three months ended December 31, 2019, compared with the same period in the prior year. Network Solutions revenue reflects growth from the sale of new contracts in data solutions, payments, and dental combined with stronger medical network volumes.

Network Solutions Adjusted EBITDA increased $4.2 million for the three months ended December 31, 2019, compared to the same period in the prior year. This increase in Adjusted EBITDA was attributable to revenue growth, partially offset by investments to support our data solutions new market expansion efforts and integration of network capabilities.

Technology-Enabled Services

Technology-Enabled Services revenue decreased $9.6 million for the three months ended December 31, 2019, compared with the same period in the prior year. Technology-Enabled Services revenue reflects new sales and same store organic growth of $26.2 million which was more than offset by $35.9 million of customer attrition (including the company’s decision to exit certain contracts). Customer attrition reflects the full current period impact of attrition that occurred throughout Fiscal 2019 in the Joint Venture’s physician revenue cycle management and communication and payment services solutions, driven by industry consolidation. While the Joint Venture expects that such consolidation will continue in the future, as part of its strategy, the Joint Venture is repositioning certain of its solutions to better address end market dynamics, enhance efficiency and to improve the long-term growth potential of these solutions.

Technology-Enabled Services Adjusted EBITDA decreased $3.3 million for the three months ended December 31, 2019, compared to the same period in the prior year. Technology-Enabled Services Adjusted EBITDA reflects the decrease in revenue and increased costs associated with repositioning certain of our physician revenue cycle management and communication and payment solutions which was partially offset by cost savings from the Joint Venture’s post-contribution cost synergy initiatives.

Nine Months Ended December 31, 2019 (ASC 605 Basis) Compared to Nine Months Ended December 31, 2018

Solutions Revenue

Solutions revenue increased $16.0 million for the nine months ended December 31, 2019, compared with the same period in the prior year. Factors affecting the Joint Venture’s solutions revenue are described in the various segment discussions below.

Expenses

Expenses were affected by similar items outlined in the discussion of results for the three months ended December 31, 2019.

Solutions Revenue and Adjusted EBITDA

	Nine Months Ended December 31,
	2019			2018
(in millions)	As Reported	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)	$ Change	% Change
Solutions revenue (1)
Software and Analytics	$1,194.1	(9.9)	1,184.2	$1,159.9	$24.3	2.1%
Network Solutions	$436.6	—	436.6	$416.4	$20.2	4.8%
Technology-Enabled Services	$736.2	2.4	738.6	$761.4	$(22.8)	(3.0)%

Adjusted EBITDA
Software and Analytics	$490.3	(22.9)	467.4	$432.9	$34.5	8.0%
Network Solutions	$264.2	(1.4)	262.8	$253.9	$8.9	3.5%
Technology-Enabled Services	$128.0	(0.3)	127.7	$133.3	$(5.6)	(4.2)%

(1)	Includes inter-segment revenue

As a result of displaying amounts in millions, rounding differences may exist in the tables above.

Software and Analytics

Software and Analytics revenue increased $24.3 million for the nine months ended December 31, 2019, compared with the same period in the prior year. Software and Analytics revenue reflects core revenue growth which was partially offset by ongoing efforts to rationalize the connected analytics solution and the effect on revenue of the sale of the Joint Venture’s extended care business in July 2018. Specifically, the Joint Venture recognized revenue of $0.0 million and $9.2 million in the nine months ended December 31, 2019 and 2018 related to the extended care business.

Software and Analytics Adjusted EBITDA increased $34.5 million for the nine months ended December 31, 2019, compared to the same period in the prior year. This increase in Adjusted EBITDA was attributable to revenue growth, operational synergies, and cost initiatives related to the connected analytics solution. This increase was partially offset by a $1.1 million decrease in Adjusted EBITDA that resulted from the divestiture of the extended care business.

Network Solutions

Network Solutions revenue increased $20.2 million for the nine months ended December 31, 2019, compared with the same period in the prior year. Network Solutions revenue reflects growth from the implementation of new customers in the business to business payments solution, new contracts in data solutions, payments, and dental, and stronger medical network volumes.

Network Solutions Adjusted EBITDA increased $8.9 million for the nine months ended December 31, 2019, compared to the same period in the prior year. This increase in Adjusted EBITDA was attributable to revenue growth, partially offset by investments to support our data solutions new market expansion efforts and integration of network capabilities.

Technology-Enabled Services

Technology-Enabled Services revenue decreased $22.8 million for the nine months ended December 31, 2019, compared with the same period in the prior year. Technology-Enabled Services revenue reflects new sales and same store organic growth of $69.1 million which was more than offset by $92.9 million of customer attrition (including the company’s decision to exit certain contracts). Customer attrition reflects the full current period impact of attrition that occurred throughout Fiscal 2019 in the Joint Venture’s physician revenue cycle management and communication and payment services solutions, driven by industry consolidation. While the Joint Venture expects that such consolidation will continue in the future, as part of its strategy, the Joint Venture is repositioning certain of its solutions to better address end market dynamics, enhance efficiency and to improve the long-term growth potential of these solutions.

Technology-Enabled Services Adjusted EBITDA decreased $5.6 million for the nine months ended December 31, 2019, compared to the same period in the prior year. Technology-Enabled Services Adjusted EBITDA reflects the decrease in revenue and increased costs associated with repositioning certain of our physician revenue cycle management and communication and payment solutions which was partially offset by cost savings from the Joint Venture’s post-contribution cost synergy initiatives.

Significant Changes in Assets and Liabilities

Within the Joint Venture’s network solutions business, the Joint Venture regularly receives funds from certain pharmaceutical industry participants in advance of its obligation to remit these funds to participating retail pharmacies. Such funds are not restricted; however, these funds are generally paid out in satisfaction of the processing obligations within three business days of their receipt. At the time of receipt, the Joint Venture records a corresponding liability within accrued expenses on its consolidated balance sheets. At December 31, 2019, the Joint Venture reported $9.3 million of such pass-through payment obligations which were subsequently paid in the first week of January 2020. At March 31, 2019, the Joint Venture reported $7.4 million of such pass-through payment obligations.

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

Cash, cash equivalents and restricted cash totaled $74.5 million and $48.9 million at December 31, 2019 and March 31, 2019, respectively, of which $30.1 million and $28.1 million was held outside the United States. As of December 31, 2019, no amounts had been drawn under the senior secured revolving line of credit and the Joint Venture could have borrowed up to the additional $779.9 million available. The Joint Venture also has the ability to borrow up to an additional $1,214.0 million, or such amount that the senior secured net leverage ratio does not exceed 4.9 to 1.0, whichever is greater, under the Senior Secured Credit Facilities, subject to certain additional conditions and commitments by existing or new lenders to fund any additional borrowings.

The balance retained in cash and cash equivalents is consistent with the Joint Venture’s short-term cash needs and investment objectives. The Joint Venture may be required to make additional principal payments on the Term Loan Facility based on excess cash flows of the prior year, as defined in the credit agreement governing the Term Loan Facility.

	Nine Months Ended December 31,
			$	%
(in millions)	2019	2018	Change	Change
Cash provided by (used in) operating activities	$400.9	$248.8	$152.1	61.1%
Cash provided by (used in) investing activities	(176.3)	(33.4)	(142.9)	427.8
Cash provided by (used in) financing activities	(199.5)	(172.6)	(26.9)	15.6

Effects of exchange rate changes on cash, cash equivalents and restricted cash	0.5	(1.4)	1.9	(135.7)

Net change in cash, cash equivalents and restricted cash	$25.6	$41.4	$(15.8)	(38.2)%

As a result of displaying amounts in millions, rounding differences may exist in the tables above.

Operating Activities

Cash provided by operating activities is primarily affected by operating income, including the impact of debt service payments, integration related costs and the timing of collections and related disbursements. Cash provided by operating activities includes $1.8 million and $37.1 million as a source of cash related to pass-through funds for the nine months ended December 31, 2019 and 2018, respectively.

Investing Activities

Cash used in investing activities primarily reflects routine capital expenditures related to purchase of property and equipment and the development of software, as well as expenditures related to significant software development efforts necessary to integrate the contributed businesses in both periods. Cash provided by investing activities in the nine months ended December 31, 2018 was primarily impacted by the proceeds from the sale of the extended care business.

Financing Activities

Cash used in financing activities reflects cash payments under the Term Loan Facility, receipts under the Joint Venture’s interest rate cap agreements, and payments for deferred financing obligations. Cash used in financing activities was primarily impacted by the proceeds from the initial public offering and resulting increased payments under the Term Loan Facility in the nine months ended December 31, 2019.

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

Debt

Senior Credit Facilities and Senior Notes

In March 2017, the Joint Venture entered into the $5,100 million term loan facility (the “Term Loan Facility”), and a $500 million revolving credit facility (as amended in July 2019 to increase the maximum amount that can be borrowed to $785 million, the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Secured Credit Facilities”). Additionally, the Joint Venture issued $1,000 million of 5.75% senior notes due 2025 (the “Senior Notes”). No amounts have been drawn against the Revolving Credit Facility as of December 31, 2019.

The Joint Venture used the initial public offering proceeds received from Change Healthcare Inc. to repay $805,000 of its indebtedness under the Term Loan Facility without penalty in July 2019. The Joint Venture repaid an additional $235,000 of its indebtedness under the Term Loan Facility without penalty for a total paydown of $1,040,000 subsequent to the initial public offering.

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

Hedges

From time to time, the Joint Venture executes interest rate cap agreements with various counterparties that effectively cap its LIBOR exposure on a portion of its existing Term Loan Facility or similar replacement debt. The following table summarizes the terms of the Joint Venture’s interest rate cap agreements at December 31, 2019.

			Receive	Pay
Effective Date	Expiration Date	Notional Amount	LIBOR Exceeding (1)	Fixed Rate
March 31, 2017	March 31, 2020	$650,000	1.25%	0.56%
March 31, 2017	March 31, 2020	$750,000	1.00%	0.82%
August 31, 2018	March 31, 2020	$500,000	1.00%	1.82%
March 31, 2020	December 31, 2021	$1,500,000	1.00%	1.82%

(1)	All based on 1-month LIBOR, except the $650,000 tranche which receives based on 3-month LIBOR.

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

With certain exceptions, the Term Loan Facility obligations are secured by a first-priority security interest in substantially all of the assets of the Joint Venture, including its investment in subsidiaries. The Term Loan Facility contains various restrictions and nonfinancial covenants, along with a senior secured net leverage ratio test. The nonfinancial covenants include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. The senior secured net leverage test must be met as a condition to incur additional indebtedness, but otherwise is applicable only to the extent that amounts drawn exceed 35% of the Revolving Credit Facility at the end of any fiscal quarter. As of December 31, 2019, the Joint Venture was in compliance with all debt covenants.

The Joint Venture’s ability to meet its liquidity needs depends on its subsidiaries’ earnings and cash flows, the terms of the Joint Venture and its subsidiaries’ indebtedness, and other contractual restrictions. Except for certain permitted distributions, the Joint Venture generally is not permitted to make any distribution to its members.

Off-Balance Sheet Arrangements

As of December 31, 2019, the Joint Venture had no off-balance sheet arrangements.

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

Principal Revenue Generating Products and Services

Content license subscriptions and time-based software - The Joint Venture’s content license subscriptions and time-based software arrangements provide a license to use a software for a specified period of time. At the end of the contractual period, the customer either renews the license for an additional term or ceases to use the software. Software licenses are typically delivered to the customer with functionality that the customer can benefit from the software on its own or together with readily available resources. As contracts for these solutions generally do not price individual components separately, the Joint Venture allocates the transaction price to the license and ongoing support performance obligations based on standalone selling price (“SSP”), primarily determined by historical value relationships between licenses and ongoing support and updates. Revenue allocated to content license subscriptions and time-based software license agreements is generally recognized at the point-in-time of delivery of the license or the content update upon transfer of control of the underlying license to the customer. Generally, software implementation fees are recognized over the implementation period through an input measure of progress method. Revenue allocated to maintenance and support is recognized ratably over the period covered by the agreements, as passage of time represents a faithful depiction of the transfer of these services. In some cases, software arrangements provide licenses to several software applications that are highly integrated with the implementation services and software updates and cannot function separately. The bundle is a single performance obligation since the individually promised goods and services are not distinct in the context of the contract because the related implementation services significantly modify and customize the software and the updates provided to the integrated software solution are critical to the software’s utility. The related revenue is recognized on a straight-line basis, ratably over the contractual term due to the frequency and criticality of the updates throughout the license period. Revenue for content license subscriptions and time-based software, which is included in solutions revenue, is generated by the Software and Analytics segment.

Contingent fee services - The Joint Venture provides services to customers in which the transaction price is contingent on future occurrences, such as savings generated or amounts collected on behalf of its customers through the delivery of its services. In some cases, the Joint Venture performs services in advance of invoicing the customer, thereby creating a contract asset. Revenue in these arrangements is estimated and constrained until the Joint Venture determines that it is probable that a significant revenue reversal will not occur, and variable consideration is allocated to the performance obligation for which the Joint Venture earns a contingent fee. The Joint Venture uses the expected value method when estimating variable consideration, as the Joint Venture has a large number of contracts with similar characteristics and considers a portfolio of data from other similar contracts to form its estimate of expected value. Revenue for contingent fee services, which is included in solutions revenue, is generated by the Software and Analytics and Technology-Enabled Services segments.

Perpetual software licenses - The Joint Venture’s perpetual software arrangements provide a license for a customer to use software in perpetuity. Software licenses are typically delivered to the customer with functionality from which the customer can benefit from the license on its own or together with readily available resources. Perpetual software arrangements are recognized at the time of delivery or through an input measure of progress method over the installation period if the arrangements require significant production or modification or customization of the software. Contracts accounted for through an input measure of progress method are generally measured based on the ratio of labor hours incurred to date to total estimated labor hours to be incurred. Software implementation fees are recognized as the work is performed or under the input method for perpetual software. Hardware revenues are generally recognized upon delivery. Maintenance is recognized ratably over the term of the agreement as passage of time represents a faithful depiction of the transfer of these services. License, implementation, hardware and maintenance revenue for these arrangements, which is included in solutions revenue, is generated by the Software and Analytics segment.

Professional services - The Joint Venture provides training and consulting services to its customers, and the services may be fixed fee or time and materials based. Consulting services that fall outside of the standard implementation services vary depending on the scope and complexity of the service requested by the customer. Consulting services are deemed to be capable of being distinct from other products and services, and the services are satisfied either at a point of time or over time based on delivery and are recognized as solutions revenue in the Software and Analytics and Technology-Enabled Services segments. Training services are usually provided as an optional service to enhance the customer’s experience with a software product or provides additional education surrounding the general topic of the solution. Training services are capable of being distinct from other products and services. The Joint Venture treats training services as a distinct performance obligation, and they are satisfied at a point of time and recognized as solutions revenue in the Software and Analytics and Technology-Enabled Services segments.

Transaction processing services - The Joint Venture provides transaction processing (such as claims processing) services to hospitals, pharmacies and health systems via a cloud-based (SaaS) platform. The promised service is to stand ready to process transactions for our customers over the contractual period on an as needed basis. The revenue related to these services is recognized over time as the transactions are processed, and the revenue is recognized over the individual days in which the services are performed. Revenue for these services is recognized as solutions revenue in the Software and Analytics, Network Solutions, and Technology-Enabled Services segments, with the exception of revenue related to postage that is generated through the delivery of certain of these services. Postage revenue is further discussed below and is separately presented on the statement of operations. Any fixed annual fees and implementation fees are recognized ratably over the contract period.

Hosted solutions and software as a service (“SaaS”) - The Joint Venture enters into arrangements whereby the Joint Venture provides the customer access to a Joint Venture-owned software solution, which are generally marketed under annual and multi-year arrangements. The customer is only provided “access” (not a license) to the software application. In these arrangements, the customer does not purchase equipment nor does the customer take physical possession of the software. The related revenue is recognized ratably over the contracted term. For fixed fee arrangements, revenue recognition begins after set-up and implementation are complete. For per-transaction fee arrangements, revenue is recognized as transactions are processed beginning on the service start date. Revenue for hosted solutions and SaaS, which is included in solutions revenue, is generated by the Software and Analytics, Network Solutions, and Technology-Enabled Services segments.

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

There were no impairment losses recognized on accounts receivable or contract assets in the three and nine months ended December 31, 2019.

The Joint Venture records deferred revenues when billings or payments are received from customers in advance of its performance. Deferred revenue is generally recognized when transfer of control to customers occurs. The deferred revenue balance is driven by multiple factors, including the frequency of renewals, invoice timing, and invoice duration. As of December 31, 2019, the Joint Venture expects 93% of the deferred revenue balance to be recognized in one year or less, and approximately $377 million of the beginning period balance was recognized during the nine months ended December 31, 2019.

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

At December 31, 2019, the Joint Venture had capitalized costs to obtain a contract of $11.4 million in prepaid and other current assets and $72.4 million in other noncurrent assets. During the three and nine months ended December 31, 2019, the Joint Venture recognized $4.7 million and $13.9 million, respectively, of amortization expense related to such capitalized costs, which is included in the total operating expenses. At December 31, 2019, the Joint Venture had capitalized costs to fulfill a contract of $1.4 million in prepaid and other current assets and $8.7 million in other noncurrent assets. During the three and nine months ended December 31, 2019, the Joint Venture recognized $0.3 million and $0.9 million, respectively, of amortization expense related to such capitalized costs, which is included in cost of operations.

Postage Revenues

Postage revenues are the result of providing delivery services to customers in the Joint Venture’s payment and communication solutions. Postage revenues are generally billed as a pass-through cost to the Joint Venture’s customers. The service is part of a combined performance obligation with the printing and handling services provided to the customer because the postage services are not distinct within the context of the contract. The Joint Venture presents Postage Revenue separately from Solutions Revenue on the consolidated statements of operation as doing so makes the financial statements more informative for the users. The revenue related to the combined performance obligation of the postage, printing, and handling service is recognized as the transactions are processed, and the revenue is recognized over the individual days in which the services are performed.

Arrangements with Multiple Performance Obligations

The Joint Venture engages in customer arrangements which may include multiple performance obligations, such as any combination of software, hardware, implementation, SaaS-based offerings, consulting services, or maintenance services. For such arrangements, the Joint Venture allocates revenues to each performance obligation on a relative standalone selling price basis. For substantially all such arrangements, a performance obligation’s standalone selling price is determined based on the directly observable prices charged to customers. When directly observable prices charged to customers are not available, other methods are used such as the adjusted market assessment approach, the expected cost plus a margin approach, or other approaches in cases where distinct performance obligations are not sold separately but instead sold at a bundled price. For performance obligations with historical pricing that is highly variable, the residual approach is used. Such instances primarily relate to the Joint Venture’s perpetual software arrangements in which the Joint Venture sells the same products to different customers for a broad range of amounts.

Remaining Performance Obligations

The aggregate amount of transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) for executed contracts includes deferred revenue and other revenue yet to be recognized from non-cancellable contracts. As of December 31, 2019, the Joint Venture’s total remaining performance obligations approximated $1.3 billion, of which approximately 55% is expected to be recognized over the next twelve months, and the remaining 45% thereafter.

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

Disaggregated Revenue

The Joint Venture disaggregates the revenue from contracts with customers by operating segment as it believes doing so best depicts how the nature, amount, timing and uncertainty of the Joint Venture’s revenue are affected by economic factors. See Note 9 in the Joint Venture unaudited financial statements included in Exhibit 99.1, “Segment Reporting” for the total revenue disaggregated by operating segment for the three and nine months ended December 31, 2019 and 2018.

The Joint Venture’s total revenue by disaggregated revenue source was generally consistent for each reportable segment for the three and nine months ended December 31, 2019 compared with the corresponding periods in 2018.

In addition to disaggregating revenue by operating segment, the Joint Venture disaggregates revenue between revenue that is recognized over time and revenue that is recognized at a point in time. Approximately 97% of revenue was recognized over time and approximately 3% of revenue was recognized at a point in time for the three months ended December 31, 2019. For the nine months ended December 31, 2019, 95% of revenue was recognized over time and 5% was recognized at a point in time.

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

Apart from the adoption of ASC 606, the Joint Venture believes there have been no other significant changes during the nine months ended December 31, 2019 to the items we previously disclosed as our critical accounting estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

As of December 31, 2019, the Joint Venture had borrowings of $3,843.3 million (before unamortized debt discount) under the Senior Secured Credit Facilities. As of December 31, 2019, the LIBOR-based interest rate on the Term Loan Facility and Revolving Credit Facility were each LIBOR plus 2.5%.

The Joint Venture manages economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources and duration of our debt funding and the use of derivative financial instruments. Specifically, the Joint Venture enters into interest rate cap agreements to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Joint Venture’s interest rate cap agreements are used to manage differences in the amount, timing and duration of our known or expected cash receipts and our known or expected cash payments principally related to our borrowings. As of December 31, 2019, the Joint Venture’s outstanding interest rate cap agreements were each designated as cash flow hedges of interest rate risk and were determined to be highly effective.

A change in interest rates on variable rate debt may impact the Joint Venture’s pretax earnings and cash flows. Based on the Joint Venture’s outstanding debt as of December 31, 2019, and assuming that its mix of debt instruments, derivative financial instruments and other variables remain the same, the annualized effect of a one percentage point change in variable interest rates would have an annualized pretax impact on the Joint Venture’s earnings and cash flows of approximately $19.4 million.

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

Change Healthcare Inc.

In the normal course of business, Change Healthcare Inc. may become subject to various claims and legal proceedings. As of December 31, 2019, Change Healthcare Inc. was not involved in any material pending legal proceedings.

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

Exhibit Index

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Change Healthcare Inc., dated as of June 26, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on July 2, 2019).

3.2	Amended and Restated Bylaws of Change Healthcare Inc., dated as of June 26, 2019 (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on July 2, 2019).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

99.1	Condensed financial information of Change Healthcare LLC as of December 31, 2019 and March 31, 2019, and for the nine months ended December 31, 2019 and 2018.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Change Healthcare Inc.

February 13, 2020	By	/s/ Neil E. de Crescenzo
Neil E. de Crescenzo Chief Executive Officer and Director
(Principal Executive Officer)

February 13, 2020	By	/s/ Fredrik Eliasson
Fredrik Eliasson
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)