Form 10-Q
period 2020-06-30
Change Healthcare Inc.
filed 2020-08-06
CIK 1756497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Number of shares of common stock outstanding on August 4, 2020: 304,297,254

Part I. Financial Information

Item 1. Financial Statements

Change Healthcare Inc.

Consolidated Statements of Operations

(unaudited and amounts in thousands, except share and per share amounts)

	Three Months Ended
	June 30,
	2020	2019
Revenue
Solutions revenue	$648,412	$—
Postage revenue	45,772	—

Total revenue	694,184	—
Operating expenses
Cost of operations (exclusive of depreciation and amortization below)	318,542	—
Sales, marketing, general and administrative	165,474	251
Research and development	55,734	—
Customer postage	45,772	—
Depreciation and amortization	138,541	—
Accretion and changes in estimate with related parties, net	5,895	—
Gain on sale of businesses	(28,095)	—

Total operating expenses	701,863	251

Operating income (loss)	(7,679)	(251)
Non-operating (income) expense
Interest expense, net	62,667	—
Contingent consideration	(2,450)	—
Loss from Equity Method Investment in the Joint Venture	—	39,554
Management fee income	—	(104)
Other, net	4,259	—

Total non-operating (income) expense	64,476	39,450

Income (loss) before income tax provision (benefit)	(72,155)	(39,701)
Income tax provision (benefit)	(13,461)	(2,184)

Net income (loss)	$(58,694)	$(37,517)

Net income (loss) per share:
Basic and diluted	$(0.18)	$(0.50)
Weighted average common shares outstanding:
Basic and diluted	320,052,943	75,474,654

See accompanying notes to consolidated financial statements.

Change Healthcare Inc.

Consolidated Statements of Comprehensive Income (Loss)

(unaudited and amounts in thousands)

	Three Months Ended
	June 30,
	2020	2019
Net income (loss)	$(58,694)	$(37,517)
Other comprehensive income (loss):
Foreign currency translation adjustment	6,353	226
Changes in fair value of interest rate caps, net of taxes	(4,184)	(5,431)

Other comprehensive income (loss)	2,169	(5,205)

Total comprehensive income (loss)	$(56,525)	$(42,722)

See accompanying notes to consolidated financial statements.

Change Healthcare Inc.

Consolidated Balance Sheets

(unaudited and amounts in thousands, except share and per share amounts)

	June 30,	March 31,
	2020	2020
Assets
Current assets:
Cash & cash equivalents	$178,351	$410,405
Accounts receivable, net	627,305	740,105
Contract assets, net	122,707	132,704
Prepaid expenses and other current assets	129,309	117,495
Income taxes receivable	472	472

Total current assets	1,058,144	1,401,181
Property and equipment, net	203,695	206,196
Operating lease right-of-use assets, net	115,184	—
Goodwill	4,112,880	3,795,325
Intangible assets, net	4,508,247	4,365,806
Investment in business purchase option	—	146,500
Other noncurrent assets, net	265,944	192,372

Total assets	$10,264,094	$10,107,380

Liabilities
Current liabilities:
Accounts payable	$59,706	$68,169
Accrued expenses	387,741	390,294
Deferred revenues	314,600	302,313
Due to related parties, net	22,506	20,234
Current portion of long-term debt	28,986	278,779
Current portion of operating lease liabilities	32,753	—

Total current liabilities	846,292	1,059,789
Long-term debt, excluding current portion	5,027,868	4,710,294
Long-term operating lease liabilities	95,514	—
Deferred income tax liabilities	642,102	615,904
Tax receivable agreement obligations due to related parties	160,870	177,826
Tax receivable agreement obligation	164,505	164,633
Other long-term liabilities	87,589	93,487

Total liabilities	7,024,740	6,821,933

Commitments and contingencies
Stockholders’ Equity
Common Stock (par value, $.001), 9,000,000,000 and 9,000,000,000 shares authorized and 303,769,372 and 303,428,142 shares issued and outstanding at June 30, 2020 and March 31, 2020, respectively	304	303
Preferred stock (par value, $.001), 900,000,000 and 900,000,000 shares authorized and no shares issued and outstanding at June 30, 2020 and March 31, 2020, respectively	—	—
Additional paid-in capital	4,233,428	4,222,580
Accumulated other comprehensive income (loss)	(5,203)	(7,372)
Accumulated deficit	(989,175)	(930,064)

Total stockholders’ equity	3,239,354	3,285,447

Total liabilities and stockholders’ equity	$10,264,094	$10,107,380

See accompanying notes to consolidated financial statements.

Change Healthcare Inc.

Consolidated Statements of Stockholders’ Equity

(unaudited and amounts in thousands, except share and per share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at March 31, 2019	75,474,654	$75	$1,153,509	$(17,841)	$(3,256)	$1,132,487
Cumulative effect of accounting change of the Joint Venture-ASC 606	—	—	—	35,797	—	35,797
Cumulative effect of accounting change of the Joint Venture-ASU 2018-02	—	—	—	(422)	422	—
Equity compensation expense	—	—	5,862	—	—	5,862
Net income (loss)	—	—	—	(37,517)	—	(37,517)
Foreign currency translation adjustment of the Joint Venture	—	—	—	—	226	226
Change in fair value of interest rate caps of the Joint Venture, net of taxes	—	—	—	—	(5,431)	(5,431)

Balance at June 30, 2019	75,474,654	$75	$1,159,371	$(19,983)	$(8,039)	$1,131,424

Balance at March 31, 2020	303,428,142	$303	$4,222,580	$(930,064)	$(7,372)	$3,285,447
Cumulative effect of accounting change-ASU 2016-13	—	—	—	(417)	—	(417)
Equity compensation expense	—	—	8,780	—	—	8,780
Issuance of common stock under equity compensation plans	341,230	1	2,143	—	—	2,144
Net income (loss)	—	—	—	(58,694)	—	(58,694)
Foreign currency translation adjustment	—	—	—	—	6,353	6,353
Change in fair value of interest rate caps, net of taxes	—	—	—	—	(4,184)	(4,184)
Other	—	—	(75)	—	—	(75)

Balance at June 30, 2020	303,769,372	$304	$4,233,428	$(989,175)	$(5,203)	$3,239,354

See accompanying notes to consolidated financial statements.

Change Healthcare Inc.

Consolidated Statements of Cash Flows

(unaudited and amounts in thousands)

	Three Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(58,694)	$(37,517)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss from Equity Method Investment in the Joint Venture	—	39,554
Depreciation and amortization	138,541	—
Amortization of capitalized software developed for sale	78	—
Accretion and changes in estimate with related parties, net	5,895	—
Equity compensation	9,583	—
Deferred income tax expense (benefit)	(13,845)	(2,184)
Amortization of debt discount and issuance costs	8,047	—
Contingent consideration	(2,450)	—
Gain on Sale of Businesses	(28,095)	—
Other, net	14,618	—
Changes in operating assets and liabilities:
Accounts receivable, net	113,470	—
Contract assets, net	10,013	—
Prepaid expenses and other	(24,632)	—
Accounts payable	(19,244)	—
Accrued expenses and other liabilities	(4,852)	168
Deferred revenue	20,667	—
Due from the Joint Venture	—	(201)
Income taxes receivable	—	180

Net cash provided by (used in) operating activities	169,100	—

Cash flows from investing activities:
Acquisitions, net of cash acquired	(398,651)	—
Capitalized expenditures	(66,770)	—
Proceeds from sale of businesses	28,553	—
Other, net	1,039	—

Net cash provided by (used in) investing activities	(435,829)	—

Cash flows from financing activities:
Payments on Revolving Facility	(250,000)	—
Proceeds from issuance of Senior Notes	325,000	—
Payment of loan costs	(5,364)	—
Payments under tax receivable agreements with related parties	(20,691)	—
Receipts (payments) on derivative instruments	(7,364)	—
Payments on deferred financing obligations	(5,788)	—
Repayment of senior amortizing notes	(4,028)	—
Proceeds from exercise of equity awards	2,143	—
Payments on finance leases	(179)	—

Net cash provided by (used in) financing activities	33,729	—

Effect of exchange rate changes on cash and cash equivalents	946	—

Net increase (decrease) in cash and cash equivalents	(232,054)	—

Cash and cash equivalents at beginning of period	410,405	3,409

Cash and cash equivalents at end of period	$178,351	$3,409

See accompanying notes to consolidated financial statements.

Change Healthcare Inc.

Notes to Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

1. Nature of Business and Organization

Change Healthcare Inc. (the “Company”, “our” or “we”) is an independent healthcare technology company, focused on accelerating the transformation of the healthcare system through the power of our Healthcare Platform. We provide data and analytics-driven solutions to improve clinical, financial and patient engagement outcomes in the U.S. healthcare system. Our platform and comprehensive suite of software, analytics, technology-enabled services and network solutions drive improved results in the complex workflows of healthcare system payers and providers by enhancing clinical decision making, simplifying billing, collection and payment processes, and enabling a better patient experience.

We are a Delaware corporation originally formed on June 22, 2016, to initially hold an equity investment in Change Healthcare LLC (the “Joint Venture”), a joint venture between the Company and McKesson Corporation (“McKesson”).

Amendment of Certificate of Incorporation

Effective June 26, 2019 and in contemplation of our initial public offering of common stock, we amended the certificate of incorporation to effect a 126.4 for 1 stock split for all previously issued shares of common stock, to increase the authorized number of common stock, and to authorize shares of preferred stock. Following this amendment, the authorized shares include 9,000,000,000 shares of common stock (par value $.001 per share), one share of Class X stock (par value $.001 per share), and 900,000,000 shares of preferred stock (par value $.001 per share). As a result of the Merger (defined below), the Class X Stock is no longer available for issuance.

Initial Public Offering

Effective July 1, 2019, we completed our initial public offering of 49,285,713 shares of common stock and a concurrent offering of 5,750,000 tangible equity units (“TEUs”) for net proceeds of $608,679 and $278,875, respectively.

McKesson Exit

On March 10, 2020, McKesson completed a split-off of its interest in the Joint Venture through an exchange offer of its common stock for shares of PF2 SpinCo, Inc, a Delaware corporation and wholly owned subsidiary of McKesson (“SpinCo”). Immediately following consummation of the exchange offer, SpinCo was merged with and into Change Healthcare Inc. (the “Merger”). As a result, McKesson no longer owns any voting or economic interest in the Joint Venture. Prior to the Merger, we accounted for our investment in the Joint Venture under the equity method of accounting. Subsequent to the Merger, we own 100% of Change Healthcare LLC, and as a result, consolidate the financial statements of Change Healthcare LLC.

COVID-19 Considerations

On March 11, 2020, the World Health Organization declared the current coronavirus (“COVID-19”) outbreak to be a global pandemic. In response to this declaration and the rapid spread of COVID-19 within the U.S., federal, state and local governments throughout the country have imposed varying degrees of restrictions on social and commercial activity to promote social distancing in an effort to slow the spread of the illness. These measures have led to weakened conditions in many sectors of the economy, including a decline in healthcare transaction volumes that are integral to our business.

We experienced, and expect to continue to experience, an adverse impact on our financial results as a result of COVID-19. However, we are not presently aware of events or circumstances arising from COVID-19 that would require us to revise the carrying value of our assets or liabilities, nor do we expect the impact of COVID-19 to cause us to be unable to comply with our debt covenants or meet our contractual obligations.

2. Significant Accounting Policies

Basis of Presentation

The unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) Guidelines, Rules and Regulations and, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of results for the unaudited interim periods presented. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. The results of operations for the interim period are not necessarily indicative of the results to be obtained for the full fiscal year. All intercompany accounts and transactions have been eliminated in the unaudited consolidated financial statements.

Change Healthcare Inc.

Notes to Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Business Combinations

We recognize the consideration transferred (i.e., purchase price) in a business combination, as well as the acquired business’ identifiable assets, liabilities and noncontrolling interests at their acquisition date fair value. The excess of the consideration transferred over the fair value of the identifiable assets, liabilities and noncontrolling interest, if any, is recorded as goodwill. Any excess of the fair value of the identifiable assets acquired and liabilities assumed over the consideration transferred, if any, is generally recognized within earnings as of the acquisition date.

The fair value of the consideration transferred, assets, liabilities and noncontrolling interests is estimated based on one or a combination of income, cost or market approaches as determined based on the nature of the asset or liability and the level of inputs available (i.e., quoted prices in an active market, other observable inputs or unobservable inputs). To the extent our initial accounting for a business combination is incomplete at the end of a reporting period, provisional amounts are reported for those items which are incomplete.

In conjunction with business combinations, we generally recognize goodwill attributable to the assembled workforce and expected synergies among the operations of the acquired entities and our existing operations. Goodwill is generally deductible for federal income tax purposes when a business combination is treated as an asset purchase and is generally not deductible for federal income tax purposes when a business combination is treated as a stock purchase. See Note 4, Business Combinations.

Allowance for Credit Losses

The allowance for credit losses of $29,174 and $22,360 at June 30, 2020 and March 31, 2020, respectively, were primarily based on historical credit loss experience, current conditions and adjustments for certain asset-specific risk characteristics. The following table summarizes activity related to the allowance for credit losses:

	Three Months Ended	Three Months Ended
	June 30, 2020	June 30, 2019
Balance at beginning of period	$22,360	$—
Cumulative effect of accounting change-ASU 2016-13	417	—
Acquisitions and Dispositions (1)	(1,654)	—
Provisions	10,381	—
Write-offs	(2,330)	—

Balance at end of period	$29,174	$—

(1)	Amount relates to the acquisitions of eRx and PDX and sale of Connected Analytics. See Note 4, Business Combinations and Note 5, Dispositions.

Leases

We determine whether an arrangement contains a lease based on the conveyed rights and obligations at the inception date. If an agreement contains an operating or finance lease, at the commencement date, we record a right-of-use asset and a corresponding lease liability based on the present value of the minimum lease payments.

As most of our leases do not provide an implicit borrowing rate, to determine the present value of lease payments, we use the portfolio approach and determine our hypothetical secured borrowing rate based on information available at lease commencement. Further, we make certain estimates and judgements regarding the lease term and lease payments, noted below.

Leases with an initial term of 12 months or less are not recorded on the balance sheet and we recognize lease expense for these leases on a straight-line basis over the lease term. Most leases include one or more options to renew, with renewal terms that can extend the lease term from one month to one year or more. Additionally, some of our leases include an option for early termination. We include renewal periods and exclude termination periods from our lease term if, at commencement, we are reasonably certain to exercise the option.

Certain of our lease agreements include rental payments that are adjusted periodically for inflation or passage of time. These step payments are included within our present value calculation as they are known adjustments at commencement. Some of our lease agreements include variable payments that are excluded from our present value calculation. For example, some of our equipment leases include a component which varies based on the asset’s use.

Additionally, we have lease agreements that include lease and non-lease components, such as equipment leases, which are generally accounted for as a single lease component. For these leases, lease payments include all fixed payments stated within the contract. For other leases, such as office space, lease and non-lease components are accounted for separately. Our lease agreements do not contain any material residual value guarantees that would impact our lease payments.

Change Healthcare Inc.

Notes to Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Recently Adopted Accounting Pronouncements

Financial Instruments: Credit Losses

In April 2020, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2016-13, as amended by ASU No. 2018-19, which requires that a financial asset (or group of financial assets) measured at amortized cost be presented at the net amount expected to be collected based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. The guidance also requires us to pool assets with similar risk characteristics and consider current economic conditions when estimating losses. We adopted this standard using the modified retrospective approach and recorded a cumulative effect to retained earnings of $417 as of April 1, 2020.

Fair Value Measurements

In April 2020, we adopted FASB ASU No. 2018-13, which modifies the disclosure requirements for fair value measurements. Entities are no longer required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but public companies are required to disclose the range and weighted-average of significant unobservable inputs used to develop Level 3 fair value measurements. See Note 10, Fair Value Measurements.

Hosting Arrangement Implementation Costs

In April 2020, we adopted FASB ASU No. 2018-15, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This update also requires that the effects of such capitalized costs be classified in the same respective caption in the statement of operations, balance sheet and cash flows as the underlying hosting arrangement. We adopted this standard prospectively beginning April 1, 2020. This adoption did not have a material impact on our financial statements for the three months ended June 30, 2020.

Leases

In April 2020, we adopted FASB ASU No. 2016-02, which created Topic 842 – Leases (“ASC 842”). The standard generally requires that all lease obligations be recognized on the balance sheet at the present value of the remaining lease payments with a corresponding right-of-use asset. In July 2018, the FASB issued ASU No. 2018-11 which provides companies with the option to apply this cumulative effect adjustment to the opening balance of retained earnings in the period of adoption.

Upon adoption, we elected the transition “practical expedients” permitting us not to reassess our prior conclusions about lease identification, lease classification and initial direct costs. Additionally, we elected the practical expedient to not separate lease and non-lease components for equipment lease agreements.

We adopted ASC 842 using the modified retrospective approach and recorded right-of-use assets of $111,815 and lease liabilities of $125,331, primarily related to operating leases. The recognition of the right-of-use assets in combination with our previously recorded prepaid rent balances resulted in no requirement to adjust the opening balance of retained earnings. Our accounting for finance leases remains substantially unchanged. Adoption of ASC 842 did not materially impact our consolidated statement of operations and had no impact on our consolidated statement of cash flows. See Note 8, Leases, for additional information.

London Interbank Offered Rate (LIBOR) Reform

In March 2020, the FASB issued ASU No. 2020-04, which created Topic 848 – Reference Rate Reform. ASU No. 2020-04 contains optional practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts which may be elected over time as activities occur. Among other things, the ASU intends to ease the transition from LIBOR to an alternative reference rate. During the first quarter of fiscal year 2021, we elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. We continue to evaluate the impacts of ASU No. 2020-04 and may apply other elections as reference rate reform activities progress.

Accounting Pronouncements Not Yet Adopted

None that are expected to have a material impact on our financial statements.

Change Healthcare Inc.

Notes to Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

3. Revenue Recognition

We generate most of our solutions revenue by using technology solutions (generally Software as a Service (“SaaS”)) to provide services to our customers that automate and simplify business and administrative functions for payers, providers, pharmacies, and channel partners and through the licensing of software, software systems (consisting of software, hardware and maintenance support) and content.

We recognize revenue when the customer obtains control of the good or service through satisfying a performance obligation by transferring the promised good or service to the customer.

Principal Revenue Generating Products and Services

Hosted solutions and SaaS - We enter into arrangements whereby we provide the customer access to a Company-owned software solution, which are generally marketed under annual and multi-year arrangements. The customer is only provided “access” (not a license) to the software application. In these arrangements, the customer does not purchase equipment nor does the customer take physical possession of the software. The related revenue is recognized ratably over the contracted term. For fixed fee arrangements, revenue recognition begins after set-up and implementation are complete. For per-transaction fee arrangements, revenue is recognized as transactions are processed beginning on the service start date. Revenue for hosted solutions and SaaS, which is included in solutions revenue, is generated by the Software and Analytics, Network Solutions, and Technology-Enabled Services segments.

Transaction processing services - We provide transaction processing (such as claims processing) services to hospitals, pharmacies and health systems via a cloud-based (SaaS) platform. The promised service is to stand ready to process transactions for our customers over the contractual period on an as needed basis. Revenue related to these services is recognized over time as transactions are processed and the revenue is recognized over the individual days in which the services are performed. Revenue is recognized as solutions revenue in the Software and Analytics, Network Solutions, and Technology-Enabled Services segments, with the exception of revenue related to postage that is generated through the delivery of certain of these services. Postage revenue is discussed below and is separately presented on the consolidated statement of operations. Any fixed annual fees and implementation fees are recognized ratably over the contract period.

Contingent fee services - We provide services to customers in which the transaction price is contingent on future occurrences, such as savings generated or amounts collected on behalf of our customers through the delivery of services. In some cases, we perform services in advance of invoicing the customer, thereby creating a contract asset. Revenue in these arrangements is estimated and constrained until we determine that it is probable a significant revenue reversal will not occur, and variable consideration is allocated to the performance obligation for which we earn a contingent fee. We use the expected value method when estimating variable consideration, as we have a large number of contracts with similar characteristics and consider a portfolio of data from other similar contracts to form our estimate of expected value. Revenue for contingent fee services, which is included in solutions revenue, is generated by the Software and Analytics and Technology-Enabled Services segments.

Content license subscriptions and time-based software - Our content license subscriptions and time-based software arrangements provide a license to use a software for a specified period of time. At the end of the contractual period, the customer either renews the license for an additional term or ceases to use the software. Software licenses are typically delivered to the customer with functionality that allows the customer to benefit from the software on its own or together with readily available resources. As contracts for these solutions generally do not price individual components separately, we allocate the transaction price to the license and ongoing support performance obligations based on standalone selling price, primarily determined by historical value relationships between licenses and ongoing support and updates. Revenue allocated to content license subscriptions and time-based software license agreements is generally recognized at the point-in-time of delivery of the license or the content update upon transfer of control of the underlying license to the customer. Generally, software implementation fees are recognized over the implementation period through an input measure of progress method. Revenue allocated to maintenance and support is recognized ratably over the period covered by the agreements, as passage of time represents a faithful depiction of the transfer of these services. In some cases, software arrangements provide licenses to several software applications that are highly integrated with the implementation services and software updates and cannot function separately. The bundle is a single performance obligation since the individually promised goods and services are not distinct in the context of the contract because the related implementation services significantly modify and customize the software and the updates provided to the integrated software solution are critical to the software’s utility. The related revenue is recognized on a straight-line basis, ratably over the contractual term due to the frequency and criticality of the updates throughout the license period. Revenue for content license subscriptions and time-based software, which is included in solutions revenue, is generated by the Software and Analytics segment.

Perpetual software licenses - Our perpetual software arrangements provide a license for a customer to use software in perpetuity. Software licenses are typically delivered to the customer with functionality from which the customer can benefit from the license on its own or together with readily available resources. Perpetual software arrangements are recognized at the time of delivery or through an input measure of progress method over the installation period if the arrangements require significant production or modification or customization of the software. Contracts accounted for through an input measure of progress method are generally measured based on the ratio of labor hours incurred to date to total estimated labor hours to be incurred. Software implementation fees are recognized as the work is performed or under the input method for perpetual software. Hardware revenues are generally recognized upon delivery. Maintenance is recognized ratably over the term of the agreement as passage of time represents a faithful depiction of the transfer of these services. License, implementation, hardware and maintenance revenue for these arrangements, which is included in solutions revenue, is generated by the Software and Analytics and Network Solutions segments.

Change Healthcare Inc.

Notes to Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Professional services - We provide training and consulting services to our customers, and the services may be fixed fee or time and materials based. Consulting services that fall outside of the standard implementation services vary depending on the scope and complexity of the service requested by the customer. Consulting services are deemed to be capable of being distinct from other products and services, and the services are satisfied either at a point of time or over time based on delivery and are recognized as solutions revenue in the Software and Analytics and Technology-Enabled Services segments. Training services are usually provided as an optional service to enhance the customer’s experience with a software product or provides additional education surrounding the general topic of the solution. Training services are capable of being distinct from other products and services. We treat training services as a distinct performance obligation, and those services are satisfied at a point of time and recognized as solutions revenue in the Software and Analytics and Technology-Enabled Services segments.

Postage Revenues

Postage revenues are the result of providing delivery services to customers in our payment and communication solutions. Postage revenues are generally billed as a pass-through cost to our customers. The service is part of a combined performance obligation with the printing and handling services provided to the customer because the postage services are not distinct within the context of the contract. We present Postage Revenue separately from Solutions Revenue on the consolidated statements of operations as doing so makes the financial statements more informative for the users. The revenue related to the combined performance obligation of the postage, printing, and handling service is recognized as the transactions are processed, and the revenue is recognized over the individual days in which the services are performed.

Contract Balances

We generally recognize a contract asset when revenue is recognized in advance of invoicing on a customer contract, unless the right to payment for that revenue is unconditional (i.e. requiring no further performance and only the passage of time). If a right to payment is determined to meet the criteria to be considered ‘unconditional’, then we will recognize a receivable.

We did not recognize any impairment loss on accounts receivable or contract assets during the three months ended June 30, 2020. Change Healthcare Inc. did not have accounts receivable prior to the Merger.

We record deferred revenues when billings or payments are received from customers in advance of our performance. Deferred revenue is generally recognized when transfer of control to customers occurs. The deferred revenue balance is driven by multiple factors, including the frequency of renewals, invoice timing, invoice duration and fair value adjustments as a result of the Merger. As of June 30, 2020, we expect 94% of the deferred revenue balance to be recognized in one year or less, and approximately $113,032 of the beginning period balance was recognized during the three months ended June 30, 2020.

Costs to Obtain or Fulfill a Contract

At June 30, 2020, we had capitalized costs to obtain a contract of $3,922 in prepaid and other current assets and $5,769 in other noncurrent assets. At June 30, 2020, we had capitalized costs to fulfill a contract of $3,209 in prepaid and other current assets and $5,511 in other noncurrent assets. Amortization of such capitalized costs to obtain and to fulfill were immaterial for the three months ended June 30, 2020. Change Healthcare Inc. did not have costs to obtain or fulfill a contract prior to the Merger.

Remaining Performance Obligations

The aggregate amount of transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) for executed contracts includes deferred revenue and other revenue yet to be recognized from non-cancellable contracts. As of June 30, 2020, the total remaining performance obligations approximated $1,481,330, of which approximately 49% is expected to be recognized over the next twelve months, and the remaining 51% thereafter.

In this balance, we do not include the value of unsatisfied performance obligations related to those contracts for which we recognize revenue at the amount for which we have the right to invoice for services performed. Additionally, this balance does not include revenue related to performance obligations that are part of a contract with an original expected duration of one year or less. Lastly, this balance does not include variable consideration allocated to the individual goods or services in a series of distinct goods or services that are substantially the same and that have the same pattern of transfer to the customer. Examples includes variable fees associated with transaction processing and contingent fee services.

Change Healthcare Inc.

Notes to Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Disaggregated Revenue

We disaggregate the revenue from contracts with customers by operating segment as we believe doing so best depicts how the nature, amount, timing and uncertainty of revenues are affected by economic factors. See Note 19, Segment Reporting, for the total revenue disaggregated by operating segment for the three months ended June 30, 2020.

In addition to disaggregating revenue by operating segment, we disaggregate revenue between revenue that is recognized over time and revenue that is recognized at a point in time. Approximately 92% of revenue was recognized over time and approximately 8% of revenue was recognized at a point in time for the three months ended June 30, 2020.

4. Business Combinations

Fiscal Year 2021 Transactions

eRx Network Holdings, Inc.

On May 1, 2020, we exercised our option to purchase and completed the acquisition of 100% of the ownership interest in eRx Network Holdings, Inc. (“eRx”), a leading provider in comprehensive, innovative and secure data-driven solutions for pharmacies. At the time of the acquisition, all outstanding eRx equity awards were canceled and holders of eRx stock options and vested eRx stock appreciation rights were able to elect to receive consideration in the form of a cash payment or vested stock appreciation rights of the Company. See Note 17, Incentive Compensation Plans, for additional information.

Prior to the acquisition, we held an option to purchase eRx which we accounted for as an equity investment. Therefore, our acquisition of eRx was accounted for as a business combination achieved in stages under the acquisition method in accordance with Accounting Standards Codification 805, Business Combinations (“ASC 805”). Accordingly, we remeasured our business purchase option to fair value and recognized a loss of $6,000 which is recorded within Other, net on our consolidated statement of operations.

The following table summarizes information related to this acquisition as of the acquisition date. The preliminary values of the consideration transferred, assets acquired and liabilities assumed in the eRx acquisition, including the related tax effects, were derived using the market-based approach and are subject to change upon the receipt of a final valuation and working capital settlement.

eRx
Cash paid at closing	$249,359
Fair value of eRx purchase option	140,500
Fair value of vested stock appreciation rights	5,097
Cash paid for canceled eRx equity awards	5,891

Total Consideration Fair Value at Acquisition Date	$400,847

Allocation of the Consideration Transferred:
Cash	$54,108
Accounts receivable, net of allowance of $326	12,747
Prepaid expenses and other current assets	609
Goodwill	225,807
Identifiable intangible assets:
Customer relationships (life 15 years)	106,000
Internally developed technology (life 8 years)	53,000
Other noncurrent assets	20
Accounts payable	(2,543)
Accrued expenses and other current liabilities	(10,462)
Deferred income tax liabilities	(38,439)

Total consideration transferred	$400,847

The goodwill recognized, all of which is assigned to the Network Solutions segment, is primarily attributable to expected synergies of the combined businesses and the acquisition of an assembled workforce knowledgeable of the healthcare and information technology industries. The goodwill is not expected to be deductible for tax purposes. See Note 6, Goodwill.

Acquisition costs related to the purchase of eRx were not material.

Change Healthcare Inc.

Notes to Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

PDX, Inc.

On June 1, 2020, we completed the purchase of 100% of the ownership interest in PDX, Inc. (“PDX”), a company focused on delivering patient centric and innovative technologies for pharmacies and health systems. We accounted for this transaction as a business combination using the acquisition method.

The preliminary values of the consideration transferred, assets acquired and liabilities assumed in the PDX acquisition, including the related tax effects, were derived using the market-based approach and are subject to change upon the receipt of a final valuation and working capital settlement. After customary working capital adjustments, transaction fees and other adjustments, the total consideration fair value at the acquisition date was $198,472. The following table summarizes the allocation of consideration transferred:

PDX
Cash	$962
Accounts receivable, net of allowance of $1,092	5,739
Prepaid expenses and other current assets	2,125
Property and equipment	840
Goodwill	109,267
Identifiable intangible assets:
Tradenames (life 20 years)	2,000
Customer relationships (life 15 years)	63,000
Technology-based intangible assets (life 8 years)	31,000
Other noncurrent assets	1,041
Accounts payable	(4,242)
Deferred revenue, current	(8,629)
Accrued expenses and other current liabilities	(4,409)
Other noncurrent liabilities	(222)

Total consideration transferred	$198,472

The goodwill recognized, all of which is assigned to the Network Solutions segment, is primarily attributable to expected synergies of the combined businesses and the acquisition of an assembled workforce knowledgeable of the healthcare and information technology industries. The goodwill is expected to be deductible for tax purposes. See Note 6, Goodwill.

Acquisition costs related to the purchase of PDX were not material.

Fiscal Year 2020 Transactions

The Merger

On March 10, 2020 (the “Merger Effective Date”), the Company combined with SpinCo in a two-step all-stock “Reverse Morris Trust” transaction that involved a separation of SpinCo from McKesson followed by the merger of SpinCo with and into the Company, with the Company as the surviving company. As a result of the Merger, the Joint Venture became a wholly owned subsidiary of the Company.

McKesson accepted 15,426,537 shares of its own common stock, par value $0.01 in exchange for all 175,995,192 issued and outstanding shares of SpinCo common stock, par value $0.001 per share (the “SpinCo Common Stock”). All shares of SpinCo Common Stock were then converted into an equal number of shares of common stock of the Company, par value $0.001, which the Company issued to the former holders of SpinCo Common Stock, together with cash in lieu of any fractional shares.

Prior to the Merger, we accounted for our investment in the Joint Venture under the equity method of accounting. Therefore, the acquisition of control of the Joint Venture was accounted for as a business combination achieved in stages under the acquisition method in accordance with ASC 805. Accordingly, we remeasured our previously held equity interest in the Joint Venture to fair value by reference to the publicly traded price of the common shares issued to SpinCo shareholders in exchange for the remaining 58% equity interest in the Joint Venture. Upon remeasurement, we recognized a loss on investment of $230,229. The loss represents the amount by which the carrying value of our investment in the Joint Venture exceeded the fair value of our 42% interest immediately prior to the Merger.

The fair values of the assets acquired and the liabilities assumed were determined based on information available to the Company. Additional information is being gathered to finalize the provisional measurements with respect to deferred taxes. Accordingly, the measurement of the deferred tax assets acquired and deferred tax liabilities assumed may change upon finalization of the Company’s valuations and completion of the purchase price allocation, both of which are expected to occur no later than one year from the acquisition date. During the first quarter of fiscal year 2021, we increased the estimated fair value of our deferred tax liability by $1,604 which also impacted goodwill. There was no impact to the consolidated statement of operations as a result of the adjustment. We consider our accounting for the other assets acquired and liabilities assumed in the Merger to be complete.

Change Healthcare Inc.

Notes to Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

The following table summarizes information related to this acquisition as of the acquisition date:

Net Assets acquired
Cash	$330,665
Accounts receivable, net of allowance of $22,059	718,895
Contract assets	132,704
Prepaid and other current assets	115,265
Investment in business purchase option	146,500
Property and equipment, net	206,751
Goodwill	4,362,252
Other noncurrent assets	169,539
Identified intangible assets:
Customer relationships (life 12-16 years)	3,056,000
Tradenames (life 18 years)	146,000
Technology-based intangible assets (life 6-12 years)	1,188,000
Drafts and accounts payable	(60,637)
Accrued expenses	(559,456)
Deferred revenues, current	(292,528)
Current portion of long-term debt	(28,969)
Other current liabilities	(22,732)
Long-term debt, excluding current portion	(4,713,565)
Deferred income tax liabilities	(579,680)
Tax receivable agreement obligations with related parties	(176,586)
Other long-term liabilities	(102,675)

Net Assets acquired	$4,035,743

Summary of purchase consideration:
Fair value of shares issued to SpinCo shareholders
(175,995,192 shares at $12.47 per share):
Common Stock, $0.001 par value	$176
Additional paid-in capital	2,194,484
Fair value of Joint Venture equity interest previously held	1,589,040
Fair value of Joint Venture equity interest previously held through TEUs	216,764
Settlement of dividend receivable	42,778
Repayment of advances to member	(7,499)

Purchase consideration	$4,035,743

The goodwill recognized in the Merger is primarily attributable to expected synergies of the combined businesses and the acquisition of an assembled workforce knowledgeable of the healthcare and information technology industries in which we operate. The majority of the goodwill is not expected to be deductible for tax purposes.

Acquisition costs related to the Merger were not material.

5. Dispositions

On May 1, 2020, we completed the sale of our Connected Analytics business, which was included in our Software and Analytics segment, for total consideration of $55,000, subject to a customary working capital adjustment, including a $25,000 note receivable from the buyer which is recorded within Other noncurrent assets, net on the consolidated balance sheet. The net book value of the Connected Analytics business prior to the sale was $23,093 which includes primarily net accounts receivable of $16,575, goodwill of $21,705 and deferred revenues of $17,133. In connection with this transaction, we recognized a pre-tax gain on disposal of $24,462 which is included within Gain on sale of businesses on the consolidated statement of operations. In July 2020, we received $25,000 plus interest from the buyer on the outstanding note receivable.

Change Healthcare Inc.

Notes to Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

6. Goodwill

The following table presents the changes in the carrying amount of goodwill:

	Software and Analytics	Network Solutions	Technology-Enabled Services	Total
Balance at March 31, 2020	$1,770,118	$1,645,831	$379,376	$3,795,325
Acquisitions (1)	850	335,635	192	336,677
Dispositions	(24,073)	—	—	(24,073)
Effects of foreign currency	4,931	—	—	4,931
Reclassification	20	—	—	20

Balance at June 30, 2020	$1,751,845	$1,981,466	$379,568	$4,112,880

(1)	Amounts relate primarily to the acquisitions of eRx and PDX. See Note 4, Business Combinations.

7. Equity Method Investment in Change Healthcare LLC

Prior to the Merger, the Company accounted for its investment in the Joint Venture using the equity method of accounting. During the three months ended June 30, 2019, the Company recorded a proportionate share of the loss from this investment of $39,554, which included transaction and integration expenses incurred by the Joint Venture and basis adjustments, including amortization expenses, associated with equity method intangible assets. These amounts are in Loss from Equity Method Investment in the Joint Venture in the consolidated statements of operations.

Following completion of the Merger, we consolidate the Joint Venture and no longer account for our ownership interest as an equity method investment. Summarized statement of operations information of the Joint Venture prior to the Merger is as follows:

Three Months Ended
June 30, 2019
Total revenue	$855,556
Cost of operations (exclusive of depreciation and amortization)	$326,947
Customer postage	$58,484
Net income (loss)	$71,915

8. Leases

We lease office space, other facilities, office equipment for internal use, vehicles and bulk invoice pricing and mailing related equipment for customer solutions. Our lease portfolio includes both operating and finance leases with original terms ranging from one to 15 years.

Statement of Operations Information

The components of lease cost are as follows:

		Three Months Ended
	Statement of Operations Location	June 30, 2020
Operating lease cost	(1)	$10,472
Finance lease cost
Amortization expense	Depreciation and amortization	79
Interest expense	Interest expense, net	33
Short-term lease cost	(1)	242
Variable lease cost	(1)	1,842
Sublease income	Other, net	(307)

Total lease cost		$12,361

(1)	Cost classification varies depending on the leased asset. Costs are primarily included within sales, marketing, general and administrative and cost of operations.

Change Healthcare Inc.

Notes to Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Balance Sheet Information

Right-of-use assets and lease liabilities are as follows:

	Balance Sheet Location	June 30, 2020
Right-of-use assets
Operating leases	Operating lease right-of-use assets, net	$115,184
Finance leases	Property and equipment, net	2,207

Total right-of-use assets		$117,391

Lease liabilities
Current liabilities
Operating leases	Current portion of operating lease liabilities	$32,753
Finance leases	Current portion of long-term debt	592
Noncurrent liabilities
Operating leases	Long-term operating lease liabilities	95,514
Finance leases	Long-term debt, excluding current portion	1,640

Total lease liabilities		$130,499

Cash Flow Information

Supplemental cash flow information is as follows:

	Three Months Ended June 30, 2020
	Operating Leases	Finance Leases
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows	$10,260	$33
Financing cash flows	$—	$179
Non-cash activities
Right-of-use assets obtained in exchange for lease liabilities (1)	$11,377	$363

(1)	Amounts exclude the impact of adopting ASC 842. See Note 2, Significant Accounting Policies.

Maturity of Lease Liabilities

Maturities of lease liabilities by fiscal year as of June 30, 2020 are as follows:

	Operating Leases	Finance Leases	Total
Remainder of 2021	$30,941	$529	$31,470
2022	36,708	664	37,372
2023	27,558	485	28,043
2024	19,027	468	19,495
2025	13,959	390	14,349
2026 and thereafter	25,477	—	25,477

Total lease liabilities, undiscounted	153,670	2,536	156,206
Less: Imputed interest	25,403	304	25,707

Total lease liabilities	$128,267	$2,232	$130,499

Maturities of lease liabilities by fiscal year as of March 31, 2020 were as follows:

	Operating Leases	Finance Leases	Total
2021	$40,476	$468	$40,944
2022	34,750	468	35,218
2023	23,761	468	24,229
2024	15,393	468	15,861
2025	10,780	390	11,170
2026 and thereafter	15,850	—	15,850

Total lease liabilities, undiscounted	$141,010	$2,262	$143,272

Change Healthcare Inc.

Notes to Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Other Information

Other information related to our leases as of June 30, 2020 is as follows:

	Operating Leases	Finance Leases
Weighted-average remaining lease term	5.01 years	4.09 years
Weighted-average discount rate	7.40%	6.56%

9. Interest Rate Cap Agreements

Risk Management Objective of Using Derivatives

We are exposed to certain risks arising from both our business operations and economic conditions. We principally manage exposures to a wide variety of business and operational risks through management of core business activities. We manage economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources and duration of debt funding and the use of derivative financial instruments. Specifically, we enter into derivative financial instruments to manage differences in the amount, timing and duration of known or expected cash receipts and known or expected cash payments principally related to existing borrowings.

Cash Flow Hedges of Interest Rate Risk

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage exposure to interest rate movements. To accomplish these objectives, we primarily use interest rate cap agreements as part of our interest rate risk management strategy. Payments and receipts related to interest rate cap agreements are included in cash flows from financing activities in the consolidated statements of cash flows.

In August 2018, the Joint Venture executed annuitized interest rate cap agreements with notional amounts of $500,000, accreting to $1,500,000 to limit the exposure of the variable component of interest rates under the Term Loan Facility or future variable rate indebtedness to a maximum of 1.0%. The interest rate cap agreements became effective August 31, 2018, accreted to $1,500,000 in March 2020 and expire December 31, 2021. Upon completion of the Merger, these agreements were redesignated as cash flow hedges of the Company.

In March 2020, we executed additional annuitized interest rate cap agreements with notional amounts totaling $1,000,000 to limit the exposure of the variable component of the interest rates under the Term Loan Facility or future variable rate indebtedness to a maximum of 1.0%. Each interest rate cap agreement became effective March 31, 2020 and expires March 31, 2024.

At June 30, 2020, each of our outstanding interest rate cap agreements were designated as cash flow hedges of interest rate risk and were determined to be highly effective.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. We estimate that $1,341 will be reclassified as an increase to interest expense within one year.

Fair Value

The fair value of derivative instruments at June 30, 2020 and March 31, 2020 is as follows:

	Fair Values of Derivative Financial Instruments
	Asset (Liability)
Derivative financial instruments designated as hedging instruments:	Balance Sheet Location	June 30, 2020	March 31, 2020
Interest rate cap agreements	Prepaid and other current assets	$—	$—
Interest rate cap agreements	Accrued expenses	(28,675)	(28,131)
Interest rate cap agreements	Other long-term liabilities	(15,828)	(19,277)

		$(44,503)	$(47,408)

See Note 10, Fair Value Measurements, for additional information.

Change Healthcare Inc.

Notes to Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Effect of Derivative Instruments on the Statement of Operations

The effect of the derivative instruments on the consolidated statements of operations for the three months ended June 30, 2020 and 2019 is as follows:

	Three Months Ended	Three Months Ended
	June 30, 2020	June 30, 2019
Derivative financial instruments in cash flow hedging relationships:
Gain/(loss) related to derivative financial instruments recognized in other comprehensive income (loss)	$(4,459)	$—

Gain/(loss) related to portion of derivative financial instruments reclassified from accumulated other comprehensive income (loss) to interest expense	$275	$—

Credit Risk-Related Contingent Features

We have agreements with each of our derivative counterparties providing that if we default on any of our indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender, then we also could be declared in default on our derivative obligations.

As of June 30, 2020, the termination value of derivative financial instruments in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, was $45,823. If we had breached any of these provisions at June 30, 2020, we could have been required to settle our obligations under the agreements at this termination value. We do not offset any derivative financial instruments and the derivative financial instruments are not subject to collateral posting requirements.

10. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities that are measured at fair value on a recurring basis consist of derivative financial instruments and contingent consideration obligations. The following table summarizes these items, aggregated by the level in the fair value hierarchy within which those measurements fall, as of June 30, 2020 and March 31, 2020:

		Quoted in	Significant Other	Significant
	Balance at	Identical Markets	Observable Inputs	Unobservable Inputs
Description	June 30, 2020	(Level 1)	(Level 2)	(Level 3)
Interest rate cap agreements	$(44,503)	$—	$(44,503)	$—
Contingent consideration obligation	(550)	—	—	(550)

Total	$(45,053)	$—	$(44,503)	$(550)

		Quoted in	Significant Other	Significant
	Balance at	Identical Markets	Observable Inputs	Unobservable Inputs
Description	March 31, 2020	(Level 1)	(Level 2)	(Level 3)
Interest rate cap agreements	$(47,408)	$—	$(47,408)	$—
Contingent consideration obligation	(3,000)	—	—	(3,000)

Total	$(50,408)	$—	$(47,408)	$(3,000)

Derivative Financial Instruments

The valuation of our derivative financial instruments is determined using widely accepted valuation techniques, including a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair value of the interest rate cap agreements is determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments) using the overnight index swap rate as the discount rate.

Change Healthcare Inc.

Notes to Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we considered the impact of netting and any applicable credit enhancements and measured the credit risk of our derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments utilize Level 3 inputs to evaluate the likelihood of both our own default and counterparty default. As of June 30, 2020, we determined that the credit valuation adjustments are not significant to the overall valuation of the derivatives. As a result, the derivative valuations are classified in Level 2 of the fair value hierarchy.

Contingent Consideration

The valuation of our contingent consideration obligations was determined using a discounted cash flow method that involved a Monte Carlo simulation. This analysis reflects the contractual terms of the purchase agreements (i.e., minimum and maximum payments, length of earn-out periods, manner of calculating amounts due, etc.) and utilizes assumptions with regard to future cash flows that were determined using a Monte Carlo simulation which were then discounted to present value using an appropriate discount rate. Significant increases with respect to assumptions as to future revenue would have resulted in a higher fair value measurement while an increase in the discount rate would have resulted in a lower fair value measurement.

The table below presents a reconciliation of the fair value of the liabilities that use significant unobservable inputs (Level 3):

	Three Months Ended	Three Months Ended
	June 30, 2020	June 30, 2019
Balance at beginning of period	$(3,000)	$—
Gain/(loss) included in contingent consideration	2,450	—

Balance at end of period	$(550)	$—

Assets and Liabilities Measured at Fair Value upon Initial Recognition

The carrying amounts and fair values of financial instruments held as of June 30, 2020 and March 31, 2020 were as follows:

	June 30, 2020		March 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$178,351	$178,351	$410,405	$410,405
Accounts receivable	$627,305	$627,305	$740,105	$740,105
Investment in business purchase option	$—	$—	$146,500	$146,500
Senior Credit Facilities (Level 2)	$3,689,853	$3,674,961	$3,682,457	$3,452,687
Senior Notes (Level 2)	$1,316,928	$1,318,375	$997,772	$950,000
Debt component of tangible equity units (Level 2)	$32,008	$31,966	$35,431	$34,806

Additionally, the assets acquired and liabilities assumed as part of the acquisitions of eRx and PDX were recorded at fair value upon initial recognition. See Note 4, Business Combinations, for additional information.

11. Long-Term Debt

Our long-term indebtedness is comprised of a senior secured term loan facility (the “Term Loan Facility”), a revolving credit facility (the “Revolving Facility”; together with the Term Loan Facility, the “Senior Credit Facilities”), and 5.75% senior notes due 2025 (the “Senior Notes”).

Change Healthcare Inc.

Notes to Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Long-term debt as of June 30, 2020 and March 31, 2020, consisted of the following:

	June 30, 2020	March 31, 2020
Senior Credit Facilities
$5,100,000 Term Loan Facility, due March 1, 2024, net of unamortized discount of $118,397 and $125,793 at June 30, 2020 and March 31, 2020, respectively (effective interest rate of 4.42% and 4.42%, respectively)	$3,689,853	$3,682,457
$785,000 Revolving Facility, expiring July 3, 2024, and bearing interest at a variable interest rate (1)	—	250,000
Senior Notes
$1,325,000 5.75% Senior Notes due March 1, 2025, net of unamortized discount of $8,072 and $2,228 at June 30, 2020 and March 31, 2020, respectively (effective interest rate of 5.90% and 5.80%, respectively)	1,316,928	997,772
Tangible Equity Unit Senior Amortizing Note
$47,367 Senior Amortizing Notes due June 30, 2022, net of unamortized discount of $451 and $842 at June 30, 2020 and March 31, 2020, respectively (effective interest rate of 7.44% and 7.44%, respectively)	32,008	35,431
Other	18,065	23,413
Less current portion	(28,986)	(278,779)

Long-term debt	$5,027,868	$4,710,294

(1)	The weighted average interest rate at March 31, 2020 was 3.25%.

Senior Credit Facilities

In June 2020, we repaid our outstanding Revolving Facility balance of $250,000. The Revolving Facility has a total borrowing capacity of $785,000 less outstanding letters of credit which totaled $5,016 and $5,118 at June 30, 2020 and March 31, 2020, respectively, leaving $779,984 and $529,882 available for borrowing, respectively.

Senior Notes Issuance

On April 21, 2020, we issued an additional $325,000 aggregate principal amount of 5.75% Senior Notes due 2025 (the “Notes”) and incurred issuance costs of $5,364. The Notes were issued as part of the same series as the $1,000,000 Senior Notes issued in February 2017.

12. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock:

	Three Months Ended June 30,
	2020	2019
Numerator:
Net income (loss)	$(58,694)	$(37,517)
Denominator:
Weighted average common shares outstanding	303,587,239	75,474,654
Minimum shares issuable under purchase contracts	16,465,704	—

	320,052,943	75,474,654

Basic and diluted net income (loss) per share	$(0.18)	$(0.50)

Due to their antidilutive effect, the following securities have been excluded from diluted net income (loss) per share:

	Three Months Ended June 30,
	2020	2019
Dilutive shares issuable under purchase contracts	3,293,038	—
Time-Vesting Options	573,157	1,654,632
Deferred Stock Units	1,575	—

13. Tax Receivable Agreements

Upon the consummation of the Merger, we assumed obligations related to certain tax receivable agreements (collectively, the “tax receivable agreements”) entered into by the Joint Venture with its current and former owners. Depending on whether the respective tax receivable agreements were assumed as part of the Merger or became effective after the Merger, the liabilities related to the tax receivable agreements are subject to differing accounting models as explained below.

Change Healthcare Inc.

Notes to Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

2009 - 2011 Tax Receivable Agreements

Under the 2009 - 2011 Tax Receivable Agreements assumed in connection with the Merger, we are obligated to make payments to certain former stockholders equal to 85% of the applicable cash savings that the Joint Venture expects to realize as a result of tax attributes arising from certain previous transactions. As a result of the covered change of control with respect to the tax receivable agreements that occurred in connection with the creation of the Joint Venture, payments we make under the 2009 - 2011 Tax Receivable Agreements are required to be calculated using certain valuation assumptions, including that we will have sufficient taxable income to use the applicable tax attributes and that certain of such tax attributes will be used on a pro rata basis from the date of the creation of the Joint Venture (or in certain cases from the date of certain previous transactions) through the expiration of the applicable tax attribute. The 2009 - 2011 Tax Receivable Agreements were measured at their fair value as part of the Merger and are recognized at their initial fair value plus recognized accretion to date on the consolidated balance sheet.

2017 Tax Receivable Agreement

The 2017 Tax Receivable Agreement generally provides for the payment by Change Healthcare Performance, Inc., a subsidiary of the Company, to affiliates of The Blackstone Group, L.P. (“Blackstone”) and Hellman & Friedman LLC (“Hellman & Friedman”) of 85% of the net cash tax savings realized (or, in certain circumstances, deemed to be realized) in periods ending on or after the creation of the Joint Venture as a result of certain net operating losses and certain other tax attributes of Change Healthcare Performance, Inc. as of the date of the creation of the Joint Venture. The 2017 Tax Receivable Agreement was measured at its fair value as part of the Merger and is recognized at its initial fair value plus recognized accretion to date on the consolidated balance sheet.

Based on facts and circumstances at June 30, 2020, estimated aggregate payments due under these tax receivable agreements in future fiscal years are to be as follows:

	2009 - 2011 Tax Receivable Agreements	2017 Tax Receivable Agreement	Total
Remainder of 2021	$—	$—	$—
2022	20,113	2,281	22,394
2023	20,084	47,384	67,468
2024	19,358	26,551	45,909
2025	17,917	8,441	26,358
Thereafter	102,941	29,479	132,420

Gross expected payments	180,413	114,136	294,549
Less: Amounts representing discount	(53,572)	(57,713)	(111,285)

Total tax receivable agreement obligations due to related parties	126,841	56,423	183,264
Less: Current portion due (included in due to related parties, net)	(20,113)	(2,281)	(22,394)

Tax receivable agreement long-term obligations due to related parties	$106,728	$54,142	$160,870

McKesson Tax Receivable Agreement

In connection with the closing of the Transactions, we along with the Joint Venture, the subsidiaries of McKesson that serve as members of the Joint Venture (“McK Members”), and McKesson entered into a tax receivable agreement (the “McKesson Tax Receivable Agreement”). The McKesson Tax Receivable Agreement generally requires payment to affiliates of McKesson of 85% of certain cash tax savings realized (or, in certain circumstances, deemed to be realized) in periods ending on or after the date on which McKesson ceases to own at least 20% of the Joint Venture as a result of (i) certain amortizable tax basis in assets transferred to the Joint Venture at the Contribution Agreement Closing and (ii) imputed interest deductions and certain other tax attributes arising from payments under the McKesson Tax Receivable Agreement. Following the McKesson exit and based on anticipated amortization allocations, we recorded an obligation for the McKesson Tax Receivable estimated payments, which represents a loss contingency under ASC 450 and is included in the other long-term liabilities on the consolidated balance sheet. Future changes in this value will be reflected within pretax income or loss.

Change Healthcare Inc.

Notes to Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Based on facts and circumstances at June 30, 2020, we estimate the aggregate payments due under the McKesson Tax Receivable Agreement in future fiscal years to be as follows:

McKesson Tax Receivable Agreement
Remainder of 2021	$—
2022	128
2023	18,306
2024	19,905
2025	23,150
Thereafter	103,144

Gross expected payments	164,633
Less: Amounts representing discount	—

Total tax receivable agreement obligation	164,633
Less: Current portion due (included in accrued expenses)	(128)

Tax receivable agreement long-term obligation	$164,505

The timing and/or amount of aggregate payments due may vary based on a number of factors, including the amount of net operating losses and income tax rates.

14. Income Taxes

The income tax benefit for the three months ended June 30, 2020 and 2019 was $13,461 and $2,184, respectively, which represents an effective tax rate of 18.7% and 5.5%, respectively.

Fluctuations in our reported income tax rates from the statutory rate are primarily due to the impacts of our acquisition and divestiture activity in the three months ended June 30, 2020. For the three months ended June 30, 2019, fluctuations in our reported income tax rates from the statutory rate are primarily due to benefits recognized as a result of certain incentive tax credits resulting from research and experimental expenditures and discrete items recognized in the quarters.

15. Legal Proceedings

We are subject to various claims with customers and vendors, pending and potential legal actions for damages, investigations relating to governmental laws and regulators and other matters arising out of the normal conduct of our business.

Government Subpoenas and Investigations

From time to time, we receive subpoenas or requests for information from various government agencies. We generally respond to such subpoenas and requests in a cooperative, thorough and timely manner. These responses sometimes require time and effort and can result in considerable costs. Such subpoenas and requests also can lead to the assertion of claims or the commencement of civil or criminal proceedings against us and other members of the health care industry, as well as to settlements.

Other Matters

In the ordinary course of business, we are involved in various claims and legal proceedings. While the ultimate resolution of these matters has yet to be determined, we do not believe that it is reasonably possible that their outcomes will have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

16. Accumulated Other Comprehensive Income (Loss)

The following is a summary of the accumulated other comprehensive income (loss) activity for the three months ended June 30, 2020 and 2019. Prior to the Merger, the activity in accumulated other comprehensive income (loss) reflects the proportionate share of the Joint Venture’s accumulated other comprehensive income (loss), net of taxes.

Change Healthcare Inc.

Notes to Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

	Foreign Currency Translation Adjustment	Cash Flow Hedge	Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2019	$(1,565)	$(1,691)	$(3,256)
Cumulative effect of accounting change of the Joint Venture-ASU 2018-02	—	422	422
Change associated with foreign currency translation	226	—	226
Change associated with current period hedging	—	(5,117)	(5,117)
Reclassification into earnings	—	(314)	(314)

Balance at June 30, 2019	$(1,339)	$(6,700)	$(8,039)

Balance at March 31, 2020	$(7,084)	$(288)	$(7,372)
Change associated with foreign currency translation	6,353	—	6,353
Change associated with current period hedging	—	(4,459)	(4,459)
Reclassification into earnings	—	275	275

Balance at June 30, 2020	$(731)	$(4,472)	$(5,203)

Effective April 1, 2019, the Joint Venture adopted FASB ASU No. 2018-02, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. The adoption of this update resulted in a reclassification between accumulative other comprehensive income (loss) and accumulated earnings (deficit).

17. Incentive Compensation Plans

Long Term Incentive Plan Awards

In connection with the Omnibus Incentive Plan, during the three months ended June 30, 2020, we granted to our employees and directors one or a combination of time-vesting restricted stock units and cash settled restricted stock units under vesting terms that generally vary from one to four years from the date of grant.

Restricted Stock Units (“RSUs”) – We granted 5,417,316 RSUs during the three months ended June 30, 2020. The RSUs are subject to either a graded vesting schedule over four years or a one-year cliff vesting schedule, depending on the terms of the specific award. Upon vesting, the RSUs are exchanged for shares of common stock.

Cash Settled Restricted Stock Units (“CSRSUs”) – We granted 172,524 CSRSUs during the three months ended June 30, 2020. The CSRSUs vest 100% upon the one-year anniversary of the date of grant. Upon vesting, we are required to pay cash in settlement of such CSRSUs based on their fair value at the date such CSRSUs vest.

We recognized compensation expense related to these awards granted during the three months ended June 30, 2020 of $818. At June 30, 2020, aggregate unrecognized compensation expense related to these awards was $65,522.

eRx Awards

Upon completion of the eRx acquisition all outstanding eRx equity awards were canceled. Holders of eRx stock options and vested eRx stock appreciation rights were able to elect to receive consideration in the form of a cash payment or vested stock appreciation rights of the Company. For those individuals with unvested eRx equity awards, we elected to issue replacement awards with vesting and exercisability terms generally identical to the existing eRx awards which were replaced. These replacement awards granted under the Omnibus Incentive Plan consisted of unvested restricted share units (“eRx RSUs”) and unvested stock appreciation rights (“eRx SARs”) with terms identical to the original eRx awards. The awards vest subject to the employee’s continued employment through the date when Blackstone has sold at least 25% of the maximum number of shares held by it (i.e., a liquidity event) and achieved specified rates of return that vary by award. Upon vesting, we are required to pay cash in settlement of such eRx awards based on their fair value at the date of such vesting. During the three months ended June 30, 2020, we recognized compensation expense related to eRx awards granted under the Omnibus Incentive Plan of $68. At June 30, 2020, aggregate unrecognized compensation expense related to these awards was $687.

18. Related Party Transactions

eRx Option Agreement

Prior to the creation of the Joint Venture, we entered into an option agreement to acquire eRx (the “Option Agreement”). Under the terms of the Option Agreement, the option to acquire eRx would only become exercisable at any such time that McKesson owns (directly or indirectly), in the aggregate, less than 5% of the outstanding units of the Joint Venture. Subsequent to the Merger, the Option became exercisable and was exercised on May 1, 2020. See Note 4, Business Combinations, for additional information.

Change Healthcare Inc.

Notes to Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Transition Services Agreements

In connection with the creation of the Joint Venture, we entered into transition services agreements with eRx. Under the agreements, we provided certain transition services eRx in exchange for specified fees. Prior to the acquisition of eRx, we recognized $283 and $0 in transition fee income during the three months ended June 30, 2020 and 2019, respectively. The amounts received are included in Other, net in the consolidated statement of operations.

Employer Healthcare Program Agreement with Equity Healthcare

Effective January 1, 2014, we entered into an employer health program agreement with Equity Healthcare LLC (“Equity Healthcare”), an affiliate of Blackstone, whereby Equity Healthcare provides certain negotiating, monitoring and other services in connection with our health benefit plans. In consideration for Equity Healthcare’s services, we pay a fee of $1.00 per participating employee per month.

Term Loans Held by Related Party

During the period from June 17, 2016 (inception) to March 31, 2017, certain investment funds managed by GSO Capital Partners LP (the “GSO-managed funds”) held a portion of the term loans under our Senior Credit Facilities. GSO Advisor Holdings LLC (“GSO Advisor”) is the general partner of GSO Capital Partners LP and Blackstone, indirectly through its subsidiaries, holds all of the issued and outstanding equity interests of GSO Advisor. As of June 30, 2020 and March 31, 2020, the GSO-managed funds held $161,367 and $151,301, respectively, in principal amount of the Senior Credit Facilities (none of which is classified within current portion of long-term debt).

Transactions with Blackstone Portfolio Companies

We provide various services to, and purchase services from, certain Blackstone portfolio companies under contracts that were executed in the normal course of business. We recognized revenue of approximately $1,043 and $0 related to services provided to Blackstone portfolio companies during the three months ended June 30, 2020 and 2019, respectively. We paid Blackstone portfolio companies approximately $5,292 and $0 related to services provided during the three months ended June 30, 2020 and 2019, respectively.

19. Segment Reporting

Management views the operating results based on three reportable segments: (a) Software and Analytics, (b) Network Solutions and (c) Technology-Enabled Services.

Software and Analytics

The Software and Analytics segment provides solutions for revenue cycle management, provider network management, payment accuracy, value-based payments, clinical decision support, consumer engagement, risk adjustment and quality performance, and imaging and clinical workflow.

Network Solutions

The Network Solutions segment provides solutions for financial, administrative, clinical and pharmacy transactions, electronic payments and aggregation and analytics of clinical and financial data.

Technology-Enabled Services

The Technology-Enabled Services segment provides solutions for revenue cycle and practice management, value-based care enablement, communications and payments, pharmacy benefits administration and consulting.

Postage and Eliminations

Inter-segment revenue and expenses primarily represent claims management and payment and communication solutions provided between segments. Postage and eliminations includes pass-through postage costs, as well as eliminations to remove inter-segment revenue and expenses and consolidating adjustments to classify certain rebates paid to channel partners as a reduction of revenue. These administrative costs are excluded from the adjusted EBITDA measure for each respective reportable segment.

Change Healthcare Inc.

Notes to Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Segment Results for the three months ended June 30, 2020

Listed below are the revenues and adjusted EBITDA for each of the reportable segments for the three months ended June 30, 2020. This information is reflected in the manner utilized by management to make operating decisions, assess performance and allocate resources. Such amounts include allocations of corporate shared services functions that are essential to the core operations of the reportable segments. Segment assets and related depreciation expenses are not presented to management for purposes of operational decision making, and therefore are not included in the accompanying tables.

Three Months Ended June 30, 2020
Segment Revenue
Software and Analytics	$391,589
Network Solutions	142,826
Technology-Enabled Services	187,706
Postage and Eliminations (1)	27,063
Purchase Accounting Adjustment (2)	(55,000)

Net Revenue	$694,184

Segment Adjusted EBITDA
Software and Analytics	$143,932
Network Solutions	70,503
Technology-Enabled Services	(17,579)

Adjusted EBITDA	$196,856

Equity compensation	9,583
Acquisition accounting adjustments	48,540
Acquisition and divestiture-related costs	5,120
Integration and related costs	10,358
Strategic initiatives, duplicative and transition costs	5,080
Severance costs	4,704
Accretion and changes in estimate with related parties, net	5,895
Impairment of long-lived assets and other	6,313
Gain on sale of businesses	(28,095)
Contingent consideration	(2,450)
Other non-routine, net	2,677

EBITDA Adjustments	67,725

EBITDA	129,131
Interest expense	62,667
Depreciation and amortization	138,541
Amortization of capitalized software developed for sale	78

Income (loss) before income tax provision (benefit)	$(72,155)

(1)	Revenue for the Postage and Eliminations segment includes postage revenue of $45,772 for the three months ended June 30, 2020.
(2)	Amount reflects the impact to deferred revenue resulting from the Merger which reduced revenue recognized during the period.

Prior to the Merger, the Company had minimal operations outside of the investment in the Joint Venture and the Company’s standalone operating results were not utilized by management to make operating decisions, assess performance, or allocate resources. As such, the Company reported its results as a single reportable segment for the three months ended June 30, 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition. The MD&A is provided as a supplement to, and should be read in conjunction with, our Annual Report on Form 10-K for the year ended March 31, 2020, as well as the unaudited consolidated financial statements and the related notes presented in Item 1 of this Quarterly Report for the quarter ended June 30, 2020 (“Quarterly Report”).

In addition to historical data, the discussion contains forward-looking statements about the business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those discussed below in Cautionary Notice Regarding Forward-Looking Statements and Part II, Item 1A, Risk Factors.

Overview

We are a leading independent healthcare technology company, focused on accelerating the transformation of the healthcare system through the power of our Healthcare Platform. We provide data and analytics-driven solutions to improve clinical, financial, administrative, and patient engagement outcomes in the U.S. healthcare system.

Our platform and comprehensive suite of software, analytics, technology enabled services and network solutions drive improved results in the complex workflows of healthcare system payers and providers by enhancing clinical decision making, simplifying billing, collection and payment processes, and enabling a better patient experience.

Our Healthcare Platform supports one of the largest clinical and financial healthcare networks in the U.S. With insights gained from our pervasive network, extensive applications and analytics portfolio and our services operations, we have designed analytics solutions that include industry-leading and trusted franchises supported by extensive intellectual property and regularly updated content.

Recent Developments

Senior Notes Issuance

On April 21, 2020, we issued $325.0 million aggregate principal amount of 5.75% Senior Notes due 2025 (the “Notes”). The Notes were issued as part of the same series as the $1,000.0 million Senior Notes issued in February 2017. See Note 11, Long-Term Debt, for additional information.

eRx Network Holdings, Inc.

On May 1, 2020, we exercised our option to purchase and completed the acquisition of eRx Network Holdings, Inc. (“eRx”), a leading provider in comprehensive, innovative and secure data-driven solutions for pharmacies. We acquired 100% of the ownership interest for $212.9 million plus cash on the balance sheet and accounted for this transaction as a business combination. See Note 4, Business Combinations for additional information.

PDX, Inc.

On June 1, 2020, we completed the purchase of PDX, Inc. (“PDX”), a company focused on delivering patient centric and innovative technologies for pharmacies and health systems. We acquired 100% of the ownership interest for a purchase price of $208.0 million and accounted for this transaction as a business combination. See Note 4, Business Combinations for additional information.

Connected Analytics

On May 1, 2020, we completed the sale of our Connected Analytics business, which was included in our Software and Analytics segment, for total consideration of $55.0 million, subject to a customary working capital adjustment, including a $25.0 million note receivable from the buyer. In connection with this transaction, we recognized a gain on disposal of $24.5 million. See Note 5, Dispositions for additional information.

Key Components of Our Results of Operations

Prior to the Merger described below, the Company had minimal operations outside of the investment in the Joint Venture, and the Company’s standalone operating results were not utilized by management to make operating decisions, assess performance, or allocate resources. As such, the prior period did not include meaningful operating results and only a single reportable segment for the three months ended June 30, 2019. Joint Venture results for the three months ended June 30, 2019, for which there were operational and segment results, have been included in Exhibit 99.1.

Qualified McKesson Exit

Prior to the Merger, we accounted for our investment in the Joint Venture using the equity method of accounting. Subsequent to the Merger, we own 100% of the Joint Venture and its results of operations. As a result, our consolidated results in periods prior to the Merger are not comparable to our results following the Merger.

Change Healthcare Inc. accounted for the Merger as a business combination achieved in stages in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations.

As a result of the accounting for these transactions and the change in basis of accounting, our consolidated results in periods following the Merger are not comparable to the consolidated results of the Joint Venture in periods prior to the Merger. The following are certain of the more significant changes resulting from the Merger that affect the comparability of financial results and operations:

•	Increased tangible and intangible assets resulting from adjusting the basis of the assets to their fair value, which also results in increased depreciation and amortization expense.

•	Decrease in long-term debt as a result of adjustments to state the long-term debt at its fair value.

•	Decreased deferred revenue as a result of recognizing deferred revenue only to the extent that contractual obligations remain to be fulfilled. These decreases result in decreased solutions revenue.

•

Income previously attributable to the Joint Venture and not subject to U.S. federal income taxes and most state and local income taxes is now subject to such taxes, resulting in an increase in Change Healthcare Inc.’s effective tax rate compared with the historical effective tax rate of the Joint Venture.

Segments

We report our financial results in the following three reportable segments: Software and Analytics, Network Solutions and Technology-Enabled Services.

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

During the first quarter of fiscal year 2021, management decided to allocate all administrative and certain other corporate expenses to the respective reportable segments. Prior to the Merger, the Company had minimal operations outside of the investment in the Joint Venture, and the Company’s standalone operating results were not utilized by management to make operating decisions, assess performance, or allocate resources. As such, the Company reported its results as a single reportable segment for the three months ended June 30, 2019. For reference, the financial results of the Joint Venture’s reportable segments for fiscal years 2019 and 2020 have been included in Exhibit 99.1.

Factors Affecting Results of Operations

The following are certain key factors that affect, will affect, or have recently affected, our results of operations:

Macroeconomic and Industry Trends

The spread of COVID-19, both globally and in the U.S., has driven lower healthcare utilization as a result of the significant reduction in, or in some cases elimination of, elective medical procedures and healthcare visits, without a corresponding increase in COVID-19 related transactions. A portion of our business is tied to overall volume of activity in the healthcare system, and therefore, we have been adversely impacted by this industry trend. Further, weakened economic conditions or a recession could reduce the amounts patients are willing or able to spend on healthcare services. As a result, patients may elect to delay or forgo seeking healthcare services. Additionally, higher unemployment rates compared to the fourth quarter of fiscal year 2020 are likely to cause commercial payer membership to decline, which could further reduce healthcare utilization and transaction volumes. While we began to see the impact of COVID-19 on our business and financial results late in fiscal year 2020, we experienced a much more significant impact in the first quarter of fiscal year 2021.

In response to COVID-19, we initiated a number of actions with our employees’ health being our first priority. We also focused on serving our customers and introducing new products and services to address their previously unexpected but now urgent needs related to COVID-19. To ensure our business continuity and the safety and welfare of our team members, we moved the majority of our employees to work from home, shifted to a virtual meeting environment, suspended all non-critical business travel, and expanded telehealth and COVID-19 related PTO coverage to all employees. We also completed a comprehensive review of our cost structure to balance costs with interim variability in our revenue and have actively aligned our staffing level, primarily in our Technology-Enabled Services segment to address lower interim volume. Starting in March 2020, we initiated hiring freezes, began contractor reductions and made other staffing reductions, primarily in the form of furloughs to provide us with greater flexibility to scale back up as volumes recover. These actions somewhat offset the negative impacts of COVID-19 described above in the first quarter of fiscal year 2021, and we expect to continue to see the impact of these actions in the second quarter.

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

Acquisitions and Divestitures

We actively evaluate opportunities to improve and expand our business through targeted acquisitions that are consistent with our strategy. On occasion, we also may dispose of certain components of our business that no longer fit within our overall strategy. Because of the acquisition and divestiture activity as well as the shifting revenue mix of our business due to this activity, our results of operations may not be directly comparable among periods. See Note 4, Business Combinations, and Note 5, Dispositions, for details of recent activity.

Results of Operations

Three Months Ended June 30, 2020

(amounts in millions) (1)	Three Months Ended June 30, 2020
Revenue
Solutions revenue	$648.4
Postage revenue	45.8

Total revenue	694.2
Operating expenses
Costs of operations (exclusive of depreciation and amortization below)	$318.5
Sales, marketing, general and administrative	165.5
Research and development	55.7
Customer postage	45.8
Depreciation and amortization	138.5
Accretion and changes in estimate with related parties, net	5.9
Gain on sale of businesses	(28.1)

Total operating expenses	$701.9

Operating income (loss)	$(7.7)
Non-operating (income) expense
Interest expense	62.7
Contingent consideration	(2.5)
Other, net	4.3

Total non-operating (income) expense	$64.5
Income (loss) before income tax provision (benefit)	(72.2)
Income tax provision (benefit)	(13.5)

Net income (loss)	$(58.7)

(1)	As a result of displaying amounts in millions, rounding differences may exist in the table above.

Revenue

Solutions Revenue

Solutions revenue was $648.4 million for the three months ended June 30, 2020. Factors affecting solutions revenue are described in the various segment discussions below.

Postage Revenue

Postage revenue was $45.8 million for the three months ended June 30, 2020. See “Customer Postage” below for additional information.

Expenses

Costs of Operations (exclusive of depreciation and amortization)

Costs of operations were $318.5 million for the three months ended June 30, 2020. Cost of operations reflects cost synergies associated with network efficiencies and reduction or elimination of duplicative roles, among other factors.

Sales, Marketing, General and Administrative Expense

Sales, marketing, general and administrative expense was $165.5 million for the three months ended June 30, 2020. Sales, marketing, general and administrative expense was impacted by COVID-19 and reflects significant integration related costs, including professional and consulting fees related to rationalizations of information technology, business process re-engineering, implementation of human resource and finance information technology systems, severance and other costs.

Research and Development

Research and development expense was $55.7 million for the three months ended June 30, 2020. Research and development expense reflects recent acquisitions partially offset by continued synergies associated with reduction or elimination of duplicative roles.

Customer Postage

Customer postage was $45.8 million for the three months ended June 30, 2020. Customer postage is affected by the declines in print volumes within communication and payment solutions driven by a general decline in healthcare utilization. Because customer postage is a pass-through cost to our customers, changes in volume of customer postage generally have no effect on operating income.

Depreciation and Amortization

Depreciation and amortization expense was $138.5 million for the three months ended June 30, 2020. Depreciation and amortization were generally affected by routine amortization of tangible and intangible assets existing at March 31, 2020 which was impacted by fair value adjustments resulting from the Merger, as well as the routine amortization and depreciation of additions to property, equipment, software and intangible assets since that date.

Accretion and changes in estimate with related parties, net

Accretion and changes in estimate with related parties, net was $5.9 million for the three months ended June 30, 2020. Accretion is routinely affected by changes in the expected timing or amount of cash flows which may result from various factors, including changes in tax rates.

Gain on sale of businesses

Gain on sale of businesses was $28.1 million for the three months ended June 30, 2020. Gain on sale of businesses primarily represents the gain recorded as a result of the sale of Connected Analytics in May 2020.

Non-Operating Income and Expense

Interest expense

Interest expense was $62.7 million for the three months ended June 30, 2020. While we have interest rate cap agreements in place to limit our exposure to rising interest rates, such agreements together with our fixed rate notes, effectively fixed interest rates for approximately 75% of our total indebtedness at June 30, 2020.

Contingent consideration

Contingent consideration reflects changes in the fair value of our earnout obligation to the former owners of an acquired business. Such amounts may increase or decrease in the future based on changes in the expected amount, timing, and probability of making such payments in the future.

Other, net

Other, net primarily reflects the $6.0 million loss recognized upon remeasuring our business purchase option prior to the eRx acquisition in May 2020.

Solutions Revenue and Adjusted EBITDA

(amounts in millions) (1)	Three Months Ended June 30, 2020
Solutions revenue (2)
Software and Analytics	$391.6
Network Solutions	$142.8
Technology-Enabled Services	$187.7
Adjusted EBITDA
Software and Analytics	$143.9
Network Solutions	$70.5
Technology-Enabled Services	$(17.6)

(1)	As a result of displaying amounts in millions, rounding differences may exist in the table above.
(2)	Includes inter-segment revenue and excludes deferred revenue purchase accounting adjustments.

Software and Analytics

Software and Analytics revenue for the three months ended June 30, 2020 reflects the negative impact of COVID-19 and the impact of the Connected Analytics divestiture of $11.4 million, partially offset by new sales and organic revenue growth. Software and Analytics adjusted EBITDA for the three months ended June 30, 2020 was impacted by the same factors that impacted revenue.

Network Solutions

Network Solutions revenue for the three months ended June 30, 2020 reflects low utilization due to COVID-19, partially offset by new sales and the inclusion of the acquisitions of eRx and PDX which had a combined impact of $17.0 million. Network Solutions adjusted EBITDA for the three months ended June 30, 2020 reflects low utilization due to COVID-19 as well as investments to support new product launches and market expansion opportunities in the core network, data solutions, and business to business payments, partially offset by the acquisitions of eRx and PDX which had a combined impact of $6.0 million.

Technology-Enabled Services

Technology-Enabled Services revenue for the three months ended June 30, 2020 reflects low volume, driven by the impact of COVID-19, and customer attrition, partially offset by new sales and organic revenue growth. Technology-Enabled Services adjusted EBITDA for the three months ended June 30, 2020 was impacted by the same factors that impacted revenue. During the three months ended June 30, 2020, we implemented a cost reduction initiative of approximately $14.7 million to align employee levels with the revenue impact of COVID-19. The impact will benefit future quarters due to the lag between the revenue decline and implementation of the cost reduction initiative.

Income Taxes

Our effective tax rate for the three months ended June 30, 2020 was 18.7%. Fluctuations in our reported income tax rates from the statutory rate are primarily due to the impacts of our acquisition and divestiture activity in the three months ended June 30, 2020.

Three Months Ended June 30, 2019

(amounts in millions) (1)	Three Months Ended June 30, 2019
Total revenue	$—
Operating expenses
Sales, marketing, general and administrative	$0.3

Total operating expenses	$0.3

Operating income (loss)	$(0.3)
Non-operating (income) expense
Loss from Equity Method Investment in the Joint Venture	39.6
Management fee income	(0.1)

Total non-operating (income) and expense	$39.5
Income (loss) before income tax provision (benefit)	(39.7)
Income tax provision (benefit)	(2.2)

Net income (loss)	$(37.5)

(1)	As a result of displaying amounts in millions, rounding differences may exist in the table above.

Non-Operating Income and Expense

Loss from Equity Method Investment in the Joint Venture

Prior to the Merger, loss from equity method investment in the Joint Venture generally represented our proportionate share of the income or loss from our investment in the Joint Venture, including basis adjustments related to amortization expense associated with equity method intangible assets, property and equipment, deferred revenue and other items.

Loss from equity method investment in the Joint Venture was $39.6 million for the three months ended June 30, 2019. The loss was discretely affected by the Joint Venture’s adoption of ASC 606 which drove $13.6 million of income and Change Healthcare Inc.’s adoption of ASU 2018-07, which resulted in $32.5 million of loss upon changes in the fair value of its dividend receivable.

Income Taxes

Our effective tax rate for the three months ended June 30, 2019 was 5.5%. Fluctuations in our reported income tax rates from the statutory rate are primarily due to benefits recognized as a result of certain incentive tax credits resulting from research and experimental expenditures and discrete items recognized in the quarters.

Significant Changes in Assets and Liabilities

During first quarter of fiscal year 2021, we completed a debt offering of $325.0 million and repaid $250.0 million that was outstanding on our Revolving Facility. Further, we adopted ASC 842 establishing operating lease right-of-use assets and operating liabilities. As a result of the eRx acquisition, our investment in business purchase option was eliminated decreasing our total assets. Finally, goodwill increased primarily as a result of the acquisitions of eRx and PDX.

Within our Network Solutions segment, we regularly receive funds from certain pharmaceutical industry participants in advance of its obligation to remit these funds to participating retail pharmacies. Such funds are not restricted; however, these funds are generally paid out in satisfaction of the processing obligations within three business days of their receipt. At the time of receipt, we record a corresponding liability within accrued expenses on our consolidated balance sheets. At June 30, 2020, we reported $15.4 million of such pass-through payment obligations which were subsequently paid in the first week of July 2020. At March 31, 2020, we reported $29.1 million of such pass-through payment obligations.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are cash flows provided by operating activities, cash and cash equivalents on hand, and our Revolving Facility. Our principal uses of liquidity are working capital, capital expenditures, debt service, business acquisitions and other general corporate purposes. We anticipate our cash on hand, cash generated from operations, and funds available under the Revolving Facility will be sufficient to fund our planned capital expenditures, debt service obligations, business acquisitions and operating needs. We may, however, elect to raise funds through debt or equity financing in the future to fund significant investments or acquisitions that are consistent with our growth strategy. Further, we may be required to make additional principal payments on the Term Loan Facility based on excess cash flows of the prior year, as defined in the credit agreement governing the Term Loan Facility.

Cash and cash equivalents totaled $178.4 million and $410.4 million at June 30, 2020 and March 31, 2020, respectively, of which $25.9 million and $22.2 million was held outside the U.S., respectively. As of June 30, 2020, no amounts had been drawn under the Revolving Facility and $5.0 million had been issued in letters of credit against the Revolving Facility, leaving $780.0 million available for borrowing. We also have the ability to borrow up to an additional $1,224.7 million, or such amount that the senior secured net leverage ratio does not exceed 4.9 to 1.0, whichever is greater, under the Term Loan Facility, subject to certain additional conditions and commitments by existing or new lenders to fund any additional borrowings.

Cash Flows

The following table summarizes the net cash flow from operating, investing and financing activities:

(amounts in millions) (1)	Three Months Ended June 30, 2020
Cash provided by (used in) operating activities	$169.1
Cash provided by (used in) investing activities	(435.8)
Cash provided by (used in) financing activities	33.7
Effects of exchange rate changes on cash and cash equivalents	0.9

Net change in cash and cash equivalents	$(232.1)

(1)	As a result of displaying amounts in millions, rounding differences may exist in the tables above.

Cash flow activity for the three months ended June 30, 2019 is not meaningful.

Operating Activities

Cash provided by operating activities is primarily affected by operating income, including the impact of debt service payments, integration related costs and the timing of collections and related disbursements. Cash provided by operating activities includes $13.7 million as a use of cash related to pass-through funds for the three months ended June 30, 2020.

Investing Activities

Cash used in investing activities reflects the eRx and PDX acquisitions offset by the sale of the Connected Analytics business that occurred during the three months ended June 30, 2020. Cash used in investing activities also reflects routine capital expenditures related to purchase of property and equipment and the development of software as well as expenditures related to significant software development efforts necessary to integrate the contributed businesses.

Financing Activities

Cash used in financing activities reflects the repayment of the Revolving Facility offset by the issuance additional Senior Notes during the three months ended June 30, 2020. Additional cash used in financing activities reflects payments under tax receivable agreements, interest rate cap agreements, deferred financing obligations and TEU agreements.

Capital Expenditures

We incur capital expenditures to grow our business by developing new and enhanced capabilities, to increase the effectiveness and efficiency of the organization and to reduce risks. Additionally, we incur capital expenditures for product development, disaster recovery, security enhancements, regulatory compliance and the replacement and upgrade of existing equipment at the end of its useful life.

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

On April 21, 2020, we issued $325.0 million aggregate principal amount of 5.75% Senior Notes due 2025 (the “Notes”). The Senior Notes were issued as part of the same series as the $1,000.0 million Senior Notes issued in February 2017.

Tangible Equity Units

In connection with our initial public offering in July 2019, we completed an offering of 5,750,000 TEUs. Each TEU, which has a stated amount of $50.00, is comprised of a stock purchase contract and a senior amortizing note due June 30, 2022. Each senior amortizing note has an initial principal amount of $8.2378 and bears interest at 5.5% per year. On each March 30, June 30, September 30 and December 30, we pay equal quarterly cash installments of $0.7500 per amortizing note with an aggregate principal amount of $47.4 million. Each installment constitutes a payment of interest and partial payment of principal. Unless settled earlier, each purchase contract will automatically settle on June 30, 2022.

Hedges

From time to time, we execute interest rate cap agreements with various counterparties that effectively cap our LIBOR exposure on a portion of our existing Term Loan Facility or similar replacement debt. The following table summarizes the terms of our interest rate cap agreements at June 30, 2020.

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

The interest rate caps are recorded on the balance sheet at fair value. Changes in the fair value of the interest rate cap agreements are recorded in other comprehensive income. The fair value of the interest rate caps is reclassified from other comprehensive income to interest expense in the same period the interest expense on the underlying hedged debt impacts earnings. Any payments we receive to the extent LIBOR exceeds the specified cap rate is also reclassified from other comprehensive income to interest expense in the period received.

LIBOR Transition

LIBOR is a commonly used indicative measure of the average interest rate at which major global banks could borrow from one another. In July 2017, the Financial Conduct Authority (the authority that governs LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to USD-

LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. The ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry-wide and company-specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. We have material contracts that are indexed to USD-LIBOR and are monitoring this activity and evaluating the related risks.

Effect of Certain Debt Covenants

A breach of any of the covenants under the agreements governing existing debt could limit our ability to borrow funds under the Term Loan Facility and could result in a default under the Term Loan Facility. Upon the occurrence of an event of default under the Term Loan Facility, the lenders could elect to declare all amounts then outstanding to be immediately due and payable, and the lenders could terminate all commitments to extend further credit. If we were unable to repay the amounts declared due, the lenders could proceed against any collateral granted to them to secure that indebtedness.

With certain exceptions, the Term Loan Facility obligations are secured by a first-priority security interest in substantially all of our assets, including our investment in subsidiaries. The Term Loan Facility contains various restrictions and nonfinancial covenants, along with a senior secured net leverage ratio test. The nonfinancial covenants include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. The senior secured net leverage test must be met as a condition to incur additional indebtedness, but otherwise is applicable only to the extent that amounts drawn exceed 35% of the Revolving Facility at the end of any fiscal quarter. As of June 30, 2020, we were in compliance with all debt covenants.

Our ability to meet liquidity needs depends on our subsidiaries’ earnings and cash flows, the terms of our indebtedness along with our subsidiaries’ indebtedness, and other contractual restrictions.

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

Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that factors affecting our actual financial results could cause actual results to differ materially from those expressed in the forward-looking statements. Factors that could materially affect our financial results or such forward-looking statements include, among others, the following factors:

•	our ability to retain or renew existing customers and attract new customers;

•	macroeconomic and industry trends and adverse developments in the debt, consumer credit and financial services markets;

•	uncertainty and risks related to the impact of the COVID-19 pandemic on the national and global economy, our business, suppliers, customers, and employees;

•	our ability to connect a large number of payers and providers;

•	our ability to provide competitive services and prices while maintaining our margins;

•	further consolidation in our end-customer markets;

•	our ability to effectively manage our costs;

•	our ability to effectively develop and maintain relationships with our channel partners;

•	a decline in transaction volume in the U.S. healthcare industry;

•	our ability to timely develop new services and the market’s willingness to adopt our new services;

•	our ability to maintain our access to data sources;

•	our ability to maintain the security and integrity of our data;

•	our ability to deliver services timely without interruption;

•	our ability to make acquisitions and integrate the operations of acquired businesses;

•	government regulation and changes in the regulatory environment;

•	economic and political instability in the U.S. and international markets where we operate;

•	risks related to our international operations;

•	the ability of our outside service providers and key vendors to fulfill their obligations to us;

•	litigation or regulatory proceedings;

•	our ability to protect and enforce our intellectual property, trade secrets and other forms of unpatented intellectual property;

•	our ability to defend our intellectual property from infringement claims by third parties;

•	changes in local, state, federal and international laws and regulations, including related to taxation;

•	our reliance on key management personnel;

•	our ability to manage and expand our operations and keep up with rapidly changing technologies;

•	our adoption of new, or amendments to existing, accounting standards;

•	losses against which we do not insure;

•	our ability to make timely payments of principal and interest on our indebtedness;

•	our ability to satisfy covenants in the agreements governing our indebtedness;

•	our ability to maintain our liquidity;

•	the potential dilutive effect of future issuances of our common stock; and

•	the impact of anti-takeover provisions in our organizational documents and under Delaware law, which may discourage or delay acquisition attempts.

There may be other factors, many of which are beyond our control, that may cause our actual results to differ materially from the forward-looking statements, including factors disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020 in the section entitled “Risk Factors” and in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. You should evaluate all forward-looking statements made in this report and the other public statements we may make from time to time in the context of these risks and uncertainties.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in the normal course of business.

Interest Rate Risk

We have interest rate risk primarily related to borrowings under our Senior Credit Facilities. Borrowings under the Senior Credit Facilities bear interest at a rate equal to either (i) LIBOR for the relevant interest period, adjusted for statutory reserve requirements (the Term Loan Facility, is subject to a floor of 1.00% per annum and the Revolving Facility is subject to a floor of 0.00% per annum), plus an applicable margin or (ii) a base rate equal to the highest of (a) the rate of interest in effect as publicly announced by the administrative agent as its prime rate, (b) the federal funds effective rate plus 0.50% and (c) adjusted LIBOR for an interest period of one month plus 1.00% (the Term Loan Facility may be subject to a floor of 2.00% per annum), in each case, plus an applicable margin.

As of June 30, 2020, we had Term Loan borrowings of $3,808.3 million (before unamortized debt discount) and no Revolving Facility borrowings under the Senior Credit Facilities. As of June 30, 2020, the LIBOR-based interest rate on the Term Loan Facility was LIBOR plus 2.5%.

We manage economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources and duration of our debt funding and the use of derivative financial instruments. Specifically, we enter into interest rate cap agreements to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Our interest rate cap agreements are used to manage differences in the amount, timing and duration of our known or expected cash receipts and our known or expected cash payments principally related to our borrowings. As of June 30, 2020, our outstanding interest rate cap agreements were designated as cash flow hedges of interest rate risk and were determined to be highly effective.

A change in interest rates on variable rate debt may impact our pretax earnings and cash flows. Based on the outstanding debt as of June 30, 2020, and assuming that our mix of debt instruments, derivative financial instruments and other variables remain the same, the annualized effect of a one percentage point change in variable interest rates would have an annualized pretax impact on the earnings and cash flows of approximately $13.1 million.

In the future, in order to manage our interest rate risk, we may refinance existing debt, enter into additional interest rate cap agreements, modify our existing interest rate cap agreements or make changes that may impact our ability to treat our interest rate cap agreements as a cash flow hedge. However, we do not intend or expect to enter into derivative or interest rate cap agreement transactions for speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosures.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving their desired control objectives. Based on the evaluation of management’s disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the quarter covered by this report, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in various legal proceedings in the ordinary course of business. We believe that the ultimate disposition of such proceedings will not have a material adverse effect on our consolidated financial position, results of operations or liquidity. See Note 15, Legal Proceedings, in Part I, Item 1 of this Quarterly Report.

ITEM 1A. RISK FACTORS

In addition to the other information included in this report, you should carefully consider the factors discussed in the section entitled “Risk Factors” included in the most recent Annual Report, as well as the factors identified under “Cautionary Statement Regarding Forward-Looking Statements” at the end of Part I, Item 2 of this Quarterly Report, which could materially affect the business, financial condition or future results. The risks described in the Annual Report and this Quarterly Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed on the accompanying Exhibit Index are filed, furnished or incorporated by reference (as stated therein) as part of this Quarterly Report.

Exhibit Index

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Change Healthcare Inc., dated as of June 26, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 on February 4, 2020)

3.2	Amended and Restated Bylaws of Change Healthcare Inc., dated as of June 26, 2019 (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4 filed on February 4, 2020)

4.1	Second Supplemental Indenture, dated as of April 21, 2020, among Change Healthcare Holdings, LLC, Change Healthcare Finance, Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on April 24, 2020)

10.1†*	Change Healthcare Inc. Annual Incentive Plan (AIP) Amended and Restated as of June 17, 2020

10.2†*	Form of Restricted Stock Unit Grant Notice and Agreement under the Change Healthcare Inc. 2019 Omnibus Incentive Plan (Cash-Settled)

10.3†*	Form of Restricted Stock Unit Grant Notice and Agreement under the Change Healthcare Inc. 2019 Omnibus Incentive Plan (Stock-Settled)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Supplemental Information of Change Healthcare LLC for the fiscal years ended March 31, 2020 and 2019

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Change Healthcare Inc.

August 6, 2020	By:	/s/ Neil E. de Crescenzo
Neil E. de Crescenzo Chief Executive Officer and Director
(Principal Executive Officer)

August 6, 2020	By:	/s/ Fredrik Eliasson
Fredrik Eliasson
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)