Form 10-Q
period 2020-09-30
Change Healthcare Inc.
filed 2020-11-05
CIK 1756497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Number of shares of common stock outstanding on October 27, 2020: 304,452,260

Part I. Financial Information

Item 1. Financial Statements

Change Healthcare Inc.

Consolidated Statements of Operations

(unaudited and amounts in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue
Solutions revenue	$705,913	$—	$1,354,325	$—
Postage revenue	50,023	—	95,795	—

Total revenue	755,936	—	1,450,120	—
Operating expenses
Cost of operations (exclusive of depreciation and amortization below)	326,653	—	645,195	—
Research and development	54,052	—	109,787	—
Sales, marketing, general and administrative	171,606	1,138	337,080	1,389
Customer postage	50,023	—	95,795	—
Depreciation and amortization	146,869	—	285,409	—
Accretion and changes in estimate with related parties, net	3,564	48,363	9,459	48,363
Gain on sale of businesses	(176)	—	(28,270)	—

Total operating expenses	752,591	49,501	1,454,455	49,752

Operating income (loss)	3,345	(49,501)	(4,335)	(49,752)
Non-operating (income) expense
Interest expense, net	61,627	—	124,294	—
Contingent consideration	(550)	—	(3,000)	—
Loss on extinguishment of debt	1,489	—	1,489	—
Loss from Equity Method Investment in the Joint Venture	—	56,179	—	95,732
(Gain) loss on forward purchase contract	—	2,435	—	2,435
Other, net	(3,211)	(560)	1,047	(664)

Total non-operating (income) expense	59,355	58,054	123,830	97,503

Income (loss) before income tax provision (benefit)	(56,010)	(107,555)	(128,165)	(147,255)
Income tax provision (benefit)	(13,388)	(13,620)	(26,849)	(15,804)

Net income (loss)	$(42,622)	$(93,935)	$(101,316)	$(131,451)

Net income (loss) per share:
Basic and diluted	$(0.13)	$(0.66)	$(0.32)	$(1.20)
Weighted average common shares outstanding:
Basic and diluted	320,638,116	142,223,836	320,347,128	109,111,853

See accompanying notes to consolidated financial statements.

Change Healthcare Inc.

Consolidated Statements of Comprehensive Income (Loss)

(unaudited and amounts in thousands)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income (loss)	$(42,622)	$(93,935)	$(101,316)	$(131,451)
Other comprehensive income (loss):
Foreign currency translation adjustment	5,221	1,583	11,574	1,809
Changes in fair value of interest rate caps, net of taxes	(1,996)	(1,310)	(6,180)	(6,741)
Unrealized gain (loss) on available for sale debt securities of the Joint Venture, net of taxes	—	1,173	—	1,173

Other comprehensive income (loss)	3,225	1,446	5,394	(3,759)

Total comprehensive income (loss)	$(39,397)	$(92,489)	$(95,922)	$(135,210)

See accompanying notes to consolidated financial statements.

Change Healthcare Inc.

Consolidated Balance Sheets

(unaudited and amounts in thousands, except share and per share amounts)

	September 30,	March 31,
	2020	2020
Assets
Current assets:
Cash & cash equivalents	$167,477	$410,405
Accounts receivable, net	626,991	740,105
Contract assets, net	135,388	132,704
Prepaid expenses and other current assets	125,996	117,967

Total current assets	1,055,852	1,401,181
Property and equipment, net	193,904	206,196
Operating lease right-of-use assets, net	106,790	—
Goodwill	4,126,481	3,795,325
Intangible assets, net	4,418,079	4,365,806
Investment in business purchase option	—	146,500
Other noncurrent assets, net	309,107	192,372

Total assets	$10,210,213	$10,107,380

Liabilities
Current liabilities:
Accounts payable	$47,351	$68,169
Accrued expenses	452,974	390,294
Deferred revenue	319,115	302,313
Due to related parties, net	11,606	20,234
Current portion of long-term debt	30,488	278,779
Current portion of operating lease liabilities	32,060	—

Total current liabilities	893,594	1,059,789
Long-term debt, excluding current portion	4,983,737	4,710,294
Long-term operating lease liabilities	88,239	—
Deferred income tax liabilities	627,919	615,904
Tax receivable agreement obligations due to related parties	98,658	177,826
Tax receivable agreement obligations	232,009	164,633
Other long-term liabilities	76,807	93,487

Total liabilities	7,000,963	6,821,933

Commitments and contingencies
Stockholders’ Equity
Common Stock (par value, $.001), 9,000,000,000 and 9,000,000,000 shares authorized and 304,426,569 and 303,428,142 shares issued and outstanding at September 30, 2020 and March 31, 2020, respectively	304	303
Preferred stock (par value, $.001), 900,000,000 shares authorized and no shares issued and outstanding at both September 30, 2020 and March 31, 2020	—	—
Additional paid-in capital	4,242,721	4,222,580
Accumulated other comprehensive income (loss)	(1,978)	(7,372)
Accumulated deficit	(1,031,797)	(930,064)

Total stockholders’ equity	3,209,250	3,285,447

Total liabilities and stockholders’ equity	$10,210,213	$10,107,380

See accompanying notes to consolidated financial statements.

Change Healthcare Inc.

Consolidated Statements of Stockholders’ Equity

(unaudited and amounts in thousands, except share and per share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at March 31, 2019	75,474,654	$75	$1,153,509	$(17,841)	$(3,256)	$1,132,487
Cumulative effect of accounting change of the Joint Venture-ASC 606	—	—	—	35,797	—	35,797
Cumulative effect of accounting change of the Joint Venture-ASU 2018-02	—	—	—	(422)	422	—
Equity compensation expense	—	—	5,862	—	—	5,862
Repurchase of Change Healthcare Inc. common stock	—	—	—	—	—	—
Issuance of Change Healthcare Inc. common stock upon exercise of equity awards	—	—	—	—	—	—
Proceeds from exercise of Change Healthcare Inc. equity based awards	—	—	—	—	—	—
Net income (loss)	—	—	—	(37,517)	—	(37,517)
Foreign currency translation adjustment of the Joint Venture	—	—	—	—	226	226
Change in fair value of interest rate caps of the Joint Venture, net of taxes	—	—	—	—	(5,431)	(5,431)

Balance at June 30, 2019	75,474,654	$75	$1,159,371	$(19,983)	$(8,039)	$1,131,424

Issuance of Change Healthcare Inc. common stock upon initial public offering	49,285,713	49	608,630	—	—	608,679
Effect of initial public offering issuance costs on Joint Venture equity	—	—	(4,160)	—	—	(4,160)
Issuance of tangible equity units	—	—	232,929	—	—	232,929
Equity compensation expense	—	—	8,585	—	—	8,585
Issuance of Change Healthcare Inc. common stock upon exercise of equity awards	175,439	—	1,139	—	—	1,139
Net income (loss)	—	—	—	(93,935)	—	(93,935)
Unrealized gain (loss) on available for sale debt securities of the Joint Venture	—	—	—	—	1,173	1,173
Foreign currency translation adjustment of the Joint Venture	—	—	—	—	1,583	1,583
Change in fair value of interest rate cap, net of taxes of the Joint Venture	—	—	—	—	(1,310)	(1,310)

Balance at September 30, 2019	124,935,806	$124	$2,006,494	$(113,918)	$(6,593)	$1,886,107

Balance at March 31, 2020	303,428,142	$303	$4,222,580	$(930,064)	$(7,372)	$3,285,447
Cumulative effect of accounting change-ASU 2016-13	—	—	—	(417)	—	(417)
Equity compensation expense	—	—	8,780	—	—	8,780
Issuance of common stock under equity compensation plans	341,230	1	2,143	—	—	2,144
Net income (loss)	—	—	—	(58,694)	—	(58,694)
Foreign currency translation adjustment	—	—	—	—	6,353	6,353
Change in fair value of interest rate caps, net of taxes	—	—	—	—	(4,184)	(4,184)
Other	—	—	(75)	—	—	(75)

Balance at June 30, 2020	303,769,372	$304	$4,233,428	$(989,175)	$(5,203)	$3,239,354

Equity compensation expense	—	—	12,372	—	—	12,372
Issuance of common stock under equity compensation plans	911,961	—	408	—	—	408
Employee tax withholding on vesting of equity compensation awards	(254,764)	—	(3,131)	—	—	(3,131)
Net income (loss)	—	—	—	(42,622)	—	(42,622)
Foreign currency translation adjustment	—	—	—	—	5,221	5,221
Change in fair value of interest rate caps, net of taxes	—	—	—	—	(1,996)	(1,996)
Other	—	—	(356)	—	—	(356)

Balance at September 30, 2020	304,426,569	$304	$4,242,721	$(1,031,797)	$(1,978)	$3,209,250

See accompanying notes to consolidated financial statements.

Change Healthcare Inc.

Consolidated Statements of Cash Flows

(unaudited and amounts in thousands)

	Six Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(101,316)	$(131,451)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss from Equity Method Investment in the Joint Venture	—	95,732
Depreciation and amortization	285,409	—
Amortization of capitalized software developed for sale	89	—
Accretion and changes in estimate, net	11,188	—
Equity compensation	23,914	—
Deferred income tax expense (benefit)	(28,590)	(15,806)
Amortization of debt discount and issuance costs	16,551	212
Contingent consideration	(3,000)	—
Gain on Sale of Businesses	(28,270)	—
Loss on extinguishment of debt	1,489	—
(Gain) loss on forward purchase contract	—	2,435
Non-cash lease expense	14,629	—
Other, net	7,530	—
Changes in operating assets and liabilities:
Accounts receivable, net	114,052	—
Contract assets, net	(3,786)	—
Prepaid expenses and other	(48,382)	(2,136)
Accounts payable	(28,666)	—
Accrued expenses and other liabilities	27,687	48,640
Deferred revenue	36,029	—
Due to the Joint Venture, net	—	2,374

Net cash provided by (used in) operating activities	296,557	—

Cash flows from investing activities:
Capitalized expenditures	(126,432)	—
Acquisitions, net of cash acquired	(439,483)	—
Proceeds from sale of businesses	54,369	—
Investment in the Joint Venture	—	(609,818)
Investment in debt and equity securities of the Joint Venture	—	(278,875)
Other, net	1,100	3,621

Net cash provided by (used in) investing activities	(510,446)	(885,072)

Cash flows from financing activities:
Payments on Revolving Facility	(250,000)	—
Payments on Term Loan Facility	(50,000)	—
Proceeds from issuance of Senior Notes	325,000	—
Payments under tax receivable agreements with related parties	(20,691)	—
Receipts (payments) on derivative instruments	(14,810)	—
Employee tax withholding on vesting of equity compensation awards	(3,131)	—
Payments on deferred financing obligations	(6,547)	—
Payment of senior amortizing notes	(7,680)	(3,621)
Proceeds from exercise of equity awards	2,584	1,139
Proceeds from initial public offering, net of issuance costs	—	608,679
Proceeds from issuance of equity component of tangible equity units, net of issuance costs	—	232,929
Proceeds from issuance of debt component of tangible equity units	—	47,367
Other, net	(6,454)	(1,421)

Net cash provided by (used in) financing activities	(31,729)	885,072

Effect of exchange rate changes on cash and cash equivalents	2,690	—

Net increase (decrease) in cash and cash equivalents	(242,928)	—

Cash and cash equivalents at beginning of period	410,405	3,409

Cash and cash equivalents at end of period	$167,477	$3,409

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

COVID-19 Considerations

On March 11, 2020, the World Health Organization declared the current coronavirus (“COVID-19”) outbreak to be a global pandemic. In response to this declaration and the rapid spread of COVID-19 within the U.S., federal, state and local governments throughout the country imposed varying degrees of restrictions on social and commercial activity to promote social distancing in an effort to slow the spread of the illness. These measures led to weakened conditions in many sectors of the economy, including a decline in healthcare transaction volumes that are integral to our business.

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

Allowance for Credit Losses

The allowance for credit losses of $28,028 and $22,360 at September 30, 2020 and March 31, 2020, respectively, were primarily based on historical credit loss experience, current conditions and adjustments for certain asset-specific risk characteristics. The following table summarizes activity related to the allowance for credit losses:

	Six Months Ended September 30,
	2020	2019
Balance at beginning of period	$22,360	$—
Cumulative effect of accounting change-ASU 2016-13	417	—
Acquisitions and Dispositions (1)	(1,493)	—
Provisions	11,824	—
Write-offs	(5,080)	—

Balance at end of period	$28,028	$—

(1)	Amount relates primarily to the acquisitions of eRx and PDX and sale of Connected Analytics. See Note 4, Business Combinations and Note 5, Dispositions.

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

Hosting Arrangement Implementation Costs

In April 2020, we adopted FASB ASU No. 2018-15, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This update also requires that the effects of such capitalized costs be classified in the same respective caption in the statement of operations, balance sheet and cash flows as the underlying hosting arrangement. We adopted this standard prospectively beginning April 1, 2020. This adoption did not have a material impact on our financial statements for the six months ended September 30, 2020.

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

Principal Revenue Generating Products and Services

Hosted solutions and SaaS—We enter into arrangements whereby we provide the customer access to a Company-owned software solution, which are generally marketed under annual and multi-year arrangements. The customer is only provided “access” (not a license) to the software application. In these arrangements, the customer does not purchase equipment nor does the customer take physical possession of the software. The related revenue is recognized ratably over the contracted term. For fixed fee arrangements, revenue recognition begins after set-up and implementation are complete. For per-transaction fee arrangements, revenue is recognized as transactions are processed beginning on the service start date. Revenue for hosted solutions and SaaS, which is included in solutions revenue, is generated by the Software and Analytics, Network Solutions, and Technology-Enabled Services segments.

Transaction processing services—We provide transaction processing (such as claims processing) services to hospitals, pharmacies and health systems via a cloud-based (SaaS) platform. The promised service is to stand ready to process transactions for our customers over the contractual period on an as needed basis. Revenue related to these services is recognized over time as transactions are processed and the revenue is recognized over the individual days in which the services are performed. Revenue is recognized as solutions revenue in the Software and Analytics, Network Solutions, and Technology-Enabled Services segments, with the exception of revenue related to postage that is generated through the delivery of certain of these services. Postage revenue is discussed below and is separately presented on the consolidated statement of operations. Any fixed annual fees and implementation fees are recognized ratably over the contract period.

Contingent fee services—We provide services to customers in which the transaction price is contingent on future occurrences, such as savings generated or amounts collected on behalf of our customers through the delivery of services. In some cases, we perform services in advance of invoicing the customer, thereby creating a contract asset. Revenue in these arrangements is estimated and constrained until we determine that it is probable a significant revenue reversal will not occur, and variable consideration is allocated to the performance obligation for which we earn a contingent fee. We use the expected value method when estimating variable consideration, as we have a large number of contracts with similar characteristics and consider a portfolio of data from other similar contracts to form our estimate of expected value. Revenue for contingent fee services, which is included in solutions revenue, is generated by the Software and Analytics and Technology-Enabled Services segments.

Content license subscriptions and time-based software—Our content license subscriptions and time-based software arrangements provide a license to use a software for a specified period of time. At the end of the contractual period, the customer either renews the license for an additional term or ceases to use the software. Software licenses are typically delivered to the customer with functionality that allows the customer to benefit from the software on its own or together with readily available resources. As contracts for these solutions generally do not price individual components separately, we allocate the transaction price to the license and ongoing support performance obligations based on standalone selling price, primarily determined by historical value relationships between licenses and ongoing support and updates. Revenue allocated to content license subscriptions and time-based software license agreements is generally recognized at the point-in-time of delivery of the license or the content update upon transfer of control of the underlying license to the customer. Generally, software implementation fees are recognized over the implementation period through an input measure of progress method. Revenue allocated to maintenance and support is recognized ratably over the period covered by the agreements, as passage of time represents a faithful depiction of the transfer of these services. In some cases, software arrangements provide licenses to several software applications that are highly integrated with the implementation services and software updates and cannot function separately. The bundle is a single performance obligation since the individually promised goods and services are not distinct in the context of the contract because the related implementation services significantly modify and customize the software and the updates provided to the integrated software solution are critical to the software’s utility. The related revenue is recognized on a straight-line basis, ratably over the contractual term due to the frequency and criticality of the updates throughout the license period. Revenue for content license subscriptions and time-based software, which is included in solutions revenue, is generated by the Software and Analytics segment.

Change Healthcare Inc.

Notes to Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Perpetual software licenses—Our perpetual software arrangements provide a license for a customer to use software in perpetuity. Software licenses are typically delivered to the customer with functionality from which the customer can benefit from the license on its own or together with readily available resources. Perpetual software arrangements are recognized at the time of delivery or through an input measure of progress method over the installation period if the arrangements require significant production or modification or customization of the software. Contracts accounted for through an input measure of progress method are generally measured based on the ratio of labor hours incurred to date to total estimated labor hours to be incurred. Software implementation fees are recognized as the work is performed or under the input method for perpetual software. Hardware revenue is generally recognized upon delivery. Maintenance is recognized ratably over the term of the agreement as passage of time represents a faithful depiction of the transfer of these services. License, implementation, hardware and maintenance revenue for these arrangements, which is included in solutions revenue, is generated by the Software and Analytics and Network Solutions segments.

Professional services—We provide training and consulting services to our customers, and the services may be fixed fee or time and materials based. Consulting services that fall outside of the standard implementation services vary depending on the scope and complexity of the service requested by the customer. Consulting services are deemed to be capable of being distinct from other products and services, and the services are satisfied either at a point of time or over time based on delivery and are recognized as solutions revenue in the Software and Analytics and Technology-Enabled Services segments. Training services are usually provided as an optional service to enhance the customer’s experience with a software product or provides additional education surrounding the general topic of the solution. Training services are capable of being distinct from other products and services. We treat training services as a distinct performance obligation, and those services are satisfied at a point of time and recognized as solutions revenue in the Software and Analytics and Technology-Enabled Services segments.

Postage Revenue

Postage revenue is the result of providing delivery services to customers in our payment and communication solutions. Postage revenue is generally billed as a pass-through cost to our customers. The service is part of a combined performance obligation with the printing and handling services provided to the customer because the postage services are not distinct within the context of the contract. We present Postage Revenue separately from Solutions Revenue on the consolidated statements of operations as doing so makes the financial statements more informative for the users. The revenue related to the combined performance obligation of the postage, printing, and handling service is recognized as the transactions are processed, and the revenue is recognized over the individual days in which the services are performed.

Contract Balances

We generally recognize a contract asset when revenue is recognized in advance of invoicing on a customer contract, unless the right to payment for that revenue is unconditional (i.e. requiring no further performance and only the passage of time). If a right to payment is determined to meet the criteria to be considered ‘unconditional’, then we will recognize a receivable.

We did not recognize any impairment loss on accounts receivable or contract assets during the three and six months ended September 30, 2020. Change Healthcare Inc. did not have accounts receivable prior to the Merger.

We record deferred revenue when billings or payments are received from customers in advance of our performance. Deferred revenue is generally recognized when transfer of control to customers occurs. The deferred revenue balance is driven by multiple factors, including the frequency of renewals, invoice timing, invoice duration and fair value adjustments as a result of the Merger. As of September 30, 2020, we expect 92% of the deferred revenue balance to be recognized in one year or less, and approximately $202,837 of the beginning period balance was recognized during the six months ended September 30, 2020.

Costs to Obtain or Fulfill a Contract

At September 30, 2020, we had capitalized costs to obtain a contract of $4,505 in prepaid and other current assets and $16,131 in other noncurrent assets. At September 30, 2020, we had capitalized costs to fulfill a contract of $5,425 in prepaid and other current assets and $10,250 in other noncurrent assets. Amortization of such capitalized costs to obtain or fulfill a contract were immaterial for the three and six months ended September 30, 2020. Change Healthcare Inc. did not have costs to obtain or fulfill a contract prior to the Merger, and therefore did not record amortization of such capitalized costs during the three and six months ended September 30, 2019.

Remaining Performance Obligations

The aggregate amount of transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) for executed contracts includes deferred revenue and other revenue yet to be recognized from non-cancellable contracts. As of September 30, 2020, the total remaining performance obligations approximated $1,500,164, of which approximately 48% is expected to be recognized over the next twelve months, and the remaining 52% thereafter.

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

Change Healthcare Inc.

Notes to Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Disaggregated Revenue

We disaggregate the revenue from contracts with customers by operating segment as we believe doing so best depicts how the nature, amount, timing and uncertainty of revenues are affected by economic factors. See Note 19, Segment Reporting, for the total revenue disaggregated by operating segment for the three and six months ended September 30, 2020.

In addition to disaggregating revenue by operating segment, we disaggregate revenue between revenue that is recognized over time and revenue that is recognized at a point in time. Approximately 97% and 94% of revenue was recognized over time and approximately 3% and 6% of revenue was recognized at a point in time for the three and six months ended September 30, 2020, respectively.

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

Prior to the acquisition, we held an option to purchase eRx which we accounted for as an equity investment. Therefore, our acquisition of eRx was accounted for as a business combination achieved in stages under the acquisition method in accordance with Accounting Standards Codification 805, Business Combinations (“ASC 805”). Accordingly, we remeasured our business purchase option to fair value and recognized a loss of $6,000. As a result of working capital adjustments made during the second quarter of fiscal year 2021, we recognized an additional loss on investment of $300 which is recorded within Other, net on our consolidated statement of operations.

The following table summarizes information related to this acquisition as of the acquisition date. The fair values of the assets acquired and the liabilities assumed were determined based on information available to the Company using primarily an income-based approach. During the second quarter of fiscal year 2021, we continued to make purchase price allocation adjustments to refine the fair value of assets acquired, including goodwill. These refinements primarily included an increase to the determined fair value of customer relationships and a decrease to the determined fair value of technology-based intangible assets. There were no material impacts to the consolidated statement of operations as a result of the adjustments. Additional information is being gathered to finalize the amounts with respect to deferred taxes. Accordingly, the measurement of the deferred tax assets acquired and deferred tax liabilities assumed may change upon finalization of the Company’s valuations and completion of the purchase price allocation, both of which are expected to occur no later than one year from the acquisition date. We consider our accounting for the other assets acquired and liabilities assumed in the eRx acquisition to be complete.

eRx
Cash paid at closing	$249,359
Fair value of eRx purchase option	140,200
Fair value of vested stock appreciation rights	5,097
Cash paid for canceled eRx equity awards	5,891

Total Consideration Fair Value at Acquisition Date	$400,547

Allocation of the Consideration Transferred:
Cash	$54,108
Accounts receivable, net of allowance of $326	12,747
Prepaid expenses and other current assets	609
Goodwill	224,452
Identifiable intangible assets:
Customer relationships (life 17 years)	131,200
Internally developed technology (life 9-12 years)	29,700
Other noncurrent assets	20
Accounts payable	(2,543)
Accrued expenses and other current liabilities	(10,976)
Deferred income tax liabilities	(38,770)

Total consideration transferred	$400,547

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

PDX, Inc.

On June 1, 2020, we completed the cash purchase of 100% of the ownership interest in PDX, Inc. (“PDX”), a company focused on delivering patient centric and innovative technologies for pharmacies and health systems. We accounted for this transaction as a business combination using the acquisition method.

The fair values of the assets acquired and the liabilities assumed were determined based on information available to the Company using primarily an income-based approach. During the second quarter of fiscal year 2021, we continued to make purchase price allocation adjustments to refine the fair value of assets acquired, including goodwill. These refinements primarily included an increase to the determined fair value of customer relationships and decreases to the determined fair values of technology-based intangible assets and deferred revenue. There were no material impacts to the consolidated statement of operations as a result of the adjustments. Additional information is being gathered to finalize the amounts with respect to deferred taxes. Accordingly, the measurement of the deferred tax assets acquired and deferred tax liabilities assumed may change upon finalization of the Company’s valuations and completion of the purchase price allocation, both of which are expected to occur no later than one year from the acquisition date. We consider our accounting for the other assets acquired and liabilities assumed in the PDX acquisition to be complete.

After customary working capital adjustments, transaction fees and other adjustments, the total consideration fair value at the acquisition date was $198,291. The following table summarizes the allocation of consideration transferred:

PDX
Cash	$755
Accounts receivable, net of allowance of $1,092	5,739
Prepaid expenses and other current assets	2,251
Property and equipment	840
Goodwill	98,830
Identifiable intangible assets:
Customer relationships (life 18 years)	74,300
Technology-based intangible assets (life 10-11 years)	25,300
Other noncurrent assets	690
Accounts payable	(3,882)
Deferred revenue, current	(2,946)
Accrued expenses and other current liabilities	(3,364)
Other noncurrent liabilities	(222)

Total consideration transferred	$198,291

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

Nucleus.io

In August 2020, we completed the acquisition of Nucleus.io, a leader in the development of advanced, fully enabled, cloud-native imaging and workflow technology. We acquired Nucleus.io for total consideration of $35,120 and accounted for the acquisition as a business combination. The consideration transferred was primarily allocated to technology-based intangible assets of $11,700 and goodwill of $22,341. The goodwill recognized is assigned to the Software and Analytics segment. The preliminary values of the consideration transferred, assets acquired and liabilities assumed in the acquisition, including the related tax effects, are subject to change upon receipt of a final valuation and working capital settlement.

Change Healthcare Inc.

Notes to Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Fiscal Year 2020 Transactions

The Merger

On March 10, 2020, the Company combined with SpinCo in a two-step all-stock “Reverse Morris Trust” transaction that involved a separation of SpinCo from McKesson followed by the merger of SpinCo with and into the Company, with the Company as the surviving company. As a result of the Merger, the Joint Venture became a wholly owned subsidiary of the Company.

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

The following table summarizes information related to this acquisition as of the acquisition date:

Net Assets acquired
Cash	$330,665
Accounts receivable, net of allowance of $22,059	718,895
Contract assets	132,704
Prepaid and other current assets	115,265
Investment in business purchase option	146,500
Property and equipment, net	206,751
Goodwill	4,362,252
Other noncurrent assets	169,539
Identified intangible assets:
Customer relationships (life 12-16 years)	3,056,000
Tradenames (life 18 years)	146,000
Technology-based intangible assets (life 6-12 years)	1,188,000
Drafts and accounts payable	(60,637)
Accrued expenses	(559,456)
Deferred revenue, current	(292,528)
Current portion of long-term debt	(28,969)
Other current liabilities	(22,732)
Long-term debt, excluding current portion	(4,713,565)
Deferred income tax liabilities	(579,680)
Tax receivable agreement obligations with related parties	(176,586)
Other long-term liabilities	(102,675)

Net Assets acquired	$4,035,743

Summary of purchase consideration:
Fair value of shares issued to SpinCo shareholders
(175,995,192 shares at $12.47 per share):
Common Stock, $0.001 par value	$176
Additional paid-in capital	2,194,484
Fair value of Joint Venture equity interest previously held	1,589,040
Fair value of Joint Venture equity interest previously held through TEUs	216,764
Settlement of dividend receivable	42,778
Repayment of advances to member	(7,499)

Purchase consideration	$4,035,743

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

5. Dispositions

On May 1, 2020, we completed the sale of our Connected Analytics business, which was included in our Software and Analytics segment, for total consideration of $55,000, subject to a customary working capital adjustment, including a $25,000 note receivable from the buyer which was recorded within Other noncurrent assets, net on the consolidated balance sheet. The net book value of the Connected Analytics business prior to the sale was $23,093 which includes primarily net accounts receivable of $16,575, goodwill of $21,705 and deferred revenue of $17,133. In connection with this transaction, we recognized a pre-tax gain on disposal of $24,608 which is included within Gain on sale of businesses on the consolidated statement of operations. In July 2020, we received $25,000 plus interest from the buyer in satisfaction of the outstanding note receivable.

6. Goodwill

The following table presents the changes in the carrying amount of goodwill:

	Software and Analytics	Network Solutions	Technology-Enabled Services	Total
Balance at March 31, 2020	$1,770,118	$1,645,831	$379,376	$3,795,325
Acquisitions (1)	23,191	324,143	133	347,467
Dispositions	(24,073)	—	—	(24,073)
Effects of foreign currency	7,762	—	—	7,762

Balance at September 30, 2020	$1,776,998	$1,969,974	$379,509	$4,126,481

(1) Amounts relate primarily to the acquisitions of eRx, PDX and Nucleus.io. See Note 4, Business Combinations.

7. Equity Method Investment in Change Healthcare LLC

Prior to the Merger, the Company accounted for its investment in the Joint Venture using the equity method of accounting. During the three and six months ended September 30, 2019, the Company recorded a proportionate share of the loss from this investment of $56,179 and $95,732, respectively, which included transaction and integration expenses incurred by the Joint Venture and basis adjustments, including amortization expenses, associated with equity method intangible assets. These amounts are in Loss from Equity Method Investment in the Joint Venture in the consolidated statements of operations.

Change Healthcare Inc.

Notes to Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Following completion of the Merger, we consolidate the Joint Venture and no longer account for our ownership interest as an equity method investment. Summarized statement of operations information of the Joint Venture prior to the Merger is as follows:

	Three Months Ended	Six Months Ended
	September 30, 2019	September 30, 2019
Total revenue	$795,811	$1,651,367
Cost of operations (exclusive of depreciation and amortization)	$331,234	$658,181
Customer postage	$57,110	$115,594
Net income (loss)	$(130)	$71,785

8. Leases

We lease office space, other facilities, office equipment for internal use, vehicles and bulk invoice pricing and mailing related equipment for customer solutions. Our lease portfolio includes both operating and finance leases with original terms ranging from one to 15 years.

Statement of Operations Information

The components of lease cost are as follows:

		Three Months Ended	Six Months Ended
	Statement of Operations Location	September 30, 2020	September 30, 2020
Operating lease cost	(1)	$11,686	$22,158
Finance lease cost
Amortization expense	Depreciation and amortization	123	202
Interest expense	Interest expense, net	34	67
Short-term lease cost	(1)	244	486
Variable lease cost	(1)	1,909	3,751
Sublease income	Other, net	(355)	(662)

Total lease cost		$13,641	$26,002

(1)	Cost classification varies depending on the leased asset. Costs are primarily included within sales, marketing, general and administrative and cost of operations.

Balance Sheet Information

Right-of-use assets and lease liabilities are as follows:

	Balance Sheet Location	September 30, 2020
Right-of-use assets
Operating leases	Operating lease right-of-use assets, net	$106,790
Finance leases	Property and equipment, net	2,085

Total right-of-use assets		$108,875

Lease liabilities
Current liabilities
Operating leases	Current portion of operating lease liabilities	$32,060
Finance leases	Current portion of long-term debt	588
Noncurrent liabilities
Operating leases	Long-term operating lease liabilities	88,239
Finance leases	Long-term debt, excluding current portion	1,554

Total lease liabilities		$122,441

Change Healthcare Inc.

Notes to Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Cash Flow Information

Supplemental cash flow information is as follows:

	Six Months Ended September 30, 2020
	Operating Leases	Finance Leases
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows	$20,747	$67
Financing cash flows	$—	$298
Non-cash activities
Right-of-use assets obtained in exchange for lease liabilities (1)	$11,733	$363

(1)	Amounts exclude the impact of adopting ASC 842. See Note 2, Significant Accounting Policies.

Maturity of Lease Liabilities

Maturities of lease liabilities by fiscal year as of September 30, 2020 are as follows:

	Operating Leases	Finance Leases	Total
Remainder of 2021	$20,646	$366	$21,012
2022	36,889	664	37,553
2023	27,680	485	28,165
2024	19,139	468	19,607
2025	14,027	390	14,417
2026 and thereafter	25,484	—	25,484

Total lease liabilities, undiscounted	143,865	2,373	146,238
Less: Imputed interest	23,566	231	23,797

Total lease liabilities	$120,299	$2,142	$122,441

Maturities of lease liabilities by fiscal year as of March 31, 2020 were as follows:

	Operating Leases	Finance Leases	Total
2021	$40,476	$468	$40,944
2022	34,750	468	35,218
2023	23,761	468	24,229
2024	15,393	468	15,861
2025	10,780	390	11,170
2026 and thereafter	15,850	—	15,850

Total lease liabilities, undiscounted	$141,010	$2,262	$143,272

Other Information

Other information related to our leases as of September 30, 2020 is as follows:

	Operating Leases	Finance Leases
Weighted-average remaining lease term	4.88 years	3.88 years
Weighted-average discount rate	7.40%	6.55%

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

At September 30, 2020, each of our outstanding interest rate cap agreements were designated as cash flow hedges of interest rate risk and were determined to be highly effective.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. We estimate that $1,604 will be reclassified as an increase to interest expense within one year.

Fair Value

The fair value of derivative instruments at September 30, 2020 and March 31, 2020 is as follows:

	Fair Values of Derivative Financial Instruments
	Asset (Liability)
Derivative financial instruments designated as hedging instruments:	Balance Sheet Location	September 30, 2020	March 31, 2020
Interest rate cap agreements	Prepaid and other current assets	$—	$—
Interest rate cap agreements	Accrued expenses	(28,961)	(28,131)
Interest rate cap agreements	Other long-term liabilities	(10,374)	(19,277)

Total		$(39,335)	$(47,408)

See Note 10, Fair Value Measurements, for additional information.

Effect of Derivative Instruments on the Statement of Operations

The effect of the derivative instruments on the consolidated statements of operations is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
Derivative financial instruments in cash flow hedging relationships:	2020	2019	2020	2019
Gain/(loss) related to derivative financial instruments recognized in other comprehensive income (loss)	$(2,277)	$—	$(6,737)	$—

Gain/(loss) related to portion of derivative financial instruments reclassified from accumulated other comprehensive income (loss) to interest expense	$281	$—	$557	$—

Credit Risk-Related Contingent Features

We have agreements with each of our derivative counterparties providing that if we default on any of our indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender, then we also could be declared in default on our derivative obligations.

As of September 30, 2020, the termination value of derivative financial instruments in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, was $40,314. If we had breached any of these provisions at September 30, 2020, we could have been required to settle our obligations under the agreements at this termination value. We do not offset any derivative financial instruments and the derivative financial instruments are not subject to collateral posting requirements.

Change Healthcare Inc.

Notes to Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

10. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities that are measured at fair value on a recurring basis consist of derivative financial instruments and contingent consideration obligations. The following tables summarize these items, aggregated by the level in the fair value hierarchy within which those measurements fall:

		Quoted in	Significant Other	Significant
	Balance at	Identical Markets	Observable Inputs	Unobservable Inputs
Description	September 30, 2020	(Level 1)	(Level 2)	(Level 3)
Interest rate cap agreements	$(39,335)	$—	$(39,335)	$—
Contingent consideration obligation	—	—	—	—

Total	$(39,335)	$—	$(39,335)	$—

		Quoted in	Significant Other	Significant
	Balance at	Identical Markets	Observable Inputs	Unobservable Inputs
Description	March 31, 2020	(Level 1)	(Level 2)	(Level 3)
Interest rate cap agreements	$(47,408)	$—	$(47,408)	$—
Contingent consideration obligation	(3,000)	—	—	(3,000)

Total	$(50,408)	$—	$(47,408)	$(3,000)

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments utilize Level 3 inputs to evaluate the likelihood of both our own default and counterparty default. As of September 30, 2020, we determined that the credit valuation adjustments are not significant to the overall valuation of the derivatives. As a result, the derivative valuations are classified in Level 2 of the fair value hierarchy.

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

The table below presents a reconciliation of the fair value of the liabilities that use significant unobservable inputs (Level 3):

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Balance at beginning of period	$(550)	$—	$(3,000)	$—
Gain/(loss) included in contingent consideration	550	—	3,000	—

Balance at end of period	$—	$—	$—	$—

Change Healthcare Inc.

Notes to Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Assets and Liabilities Measured at Fair Value upon Initial Recognition

The carrying amounts and fair values of financial instruments held as of September 30, 2020 and March 31, 2020 were as follows:

	September 30, 2020		March 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$167,477	$167,477	$410,405	$410,405
Accounts receivable	$626,991	$626,991	$740,105	$740,105
Investment in business purchase option	$—	$—	$146,500	$146,500
Senior Credit Facilities (Level 2)	$3,648,824	$3,678,387	$3,682,457	$3,452,687
Senior Notes (Level 2)	$1,317,305	$1,315,063	$997,772	$950,000
Debt component of tangible equity units (Level 2)	$28,058	$28,624	$35,431	$34,806

Additionally, the assets acquired and liabilities assumed as part of business acquisitions were recorded at fair value upon initial recognition. See Note 4, Business Combinations, for additional information.

11. Long-Term Debt

Our long-term indebtedness is comprised of a senior secured term loan facility (the “Term Loan Facility”), a revolving credit facility (the “Revolving Facility”; together with the Term Loan Facility, the “Senior Credit Facilities”), and 5.75% senior notes due 2025 (the “Senior Notes”).

Long-term debt as of September 30, 2020 and March 31, 2020, consisted of the following:

	September 30, 2020	March 31, 2020
Senior Credit Facilities
$5,100,000 Term Loan Facility, due March 1, 2024, net of unamortized discount of $109,426 and $125,793 at September 30, 2020 and March 31, 2020, respectively (effective interest rate of 4.42% and 4.42%, respectively)	$3,648,824	$3,682,457
$785,000 Revolving Facility, expiring July 3, 2024, and bearing interest at a variable interest rate (1)	—	250,000
Senior Notes
$1,325,000 5.75% Senior Notes due March 1, 2025, net of unamortized discount of $7,695 and $2,228 at September 30, 2020 and March 31, 2020, respectively (effective interest rate of 5.90% and 5.80%, respectively)	1,317,305	997,772
Tangible Equity Unit Senior Amortizing Note
$47,367 Senior Amortizing Notes due June 30, 2022, net of unamortized discount of $535 and $842 at September 30, 2020 and March 31, 2020, respectively (effective interest rate of 7.44% and 7.44%, respectively)	28,058	35,431
Other	20,038	23,413
Less current portion	(30,488)	(278,779)

Long-term debt	$4,983,737	$4,710,294

(1)	The weighted average interest rate at March 31, 2020 was 3.25%.

Change Healthcare Inc.

Notes to Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Senior Credit Facilities

In June 2020, we repaid our outstanding Revolving Facility balance of $250,000. The Revolving Facility has a total borrowing capacity of $785,000 less outstanding letters of credit which totaled $5,016 and $5,118 at September 30, 2020 and March 31, 2020, respectively, leaving $779,984 and $529,882 available for borrowing, respectively.

Senior Notes Issuance

On April 21, 2020, we issued an additional $325,000 aggregate principal amount of 5.75% Senior Notes due 2025 (the “Notes”) and incurred issuance costs of $5,364. The Notes were issued as part of the same series as the $1,000,000 Senior Notes issued in February 2017.

Term Loan Repayment

In September 2020, we repaid $50,000 on our Term Loan Facility and recognized a loss on extinguishment of $1,489 in our consolidated statement of operations.

12. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock:

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net income (loss)	$(42,622)	$(93,935)	$(101,316)	$(131,451)
Denominator:
Weighted average common shares outstanding	304,172,412	123,794,511	303,881,424	99,897,191
Minimum shares issuable under purchase contracts	16,465,704	18,429,325	16,465,704	9,214,662

Total weighted average shares outstanding	320,638,116	142,223,836	320,347,128	109,111,853

Basic and diluted net income (loss) per share	$(0.13)	$(0.66)	$(0.32)	$(1.20)

Due to their antidilutive effect, the following securities have been excluded from diluted net income (loss) per share:

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Dilutive shares issuable under purchase contracts	1,446,935	3,685,750	2,369,987	1,842,875
Time-Vesting Options	681,938	1,156,510	636,267	1,405,556
Restricted Share Units	778,123	908,745	875,084	454,373
Deferred Stock Units	61,858	—	55,567	—

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

Under the tax receivable agreements assumed in connection with the Merger, we are obligated to make payments to certain former stockholders as well to affiliates of The Blackstone Group, L.P. and Hellman & Friedman LLC, some of whom are considered related parties. The cash payments made are equal to 85% of the applicable cash savings realized or expected to be realized for the applicable tax receivable agreements. The tax receivable agreements were measured at their fair value as part of the Merger and are recognized at their initial fair value plus recognized accretion to date on the consolidated balance sheet. Accretion recorded during the period pertaining to related party payments is recorded separately to Accretion and changes in estimate with related parties, net, whereas non-related party accretion is recorded within Sales, marketing, general and administrative in the consolidated statement of operations. As the payments are due to both current and former owners, we have separately presented the estimated aggregated payments due to related parties in future fiscal years in the table below.

Change Healthcare Inc.

Notes to Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

McKesson Tax Receivable Agreement

In connection with the closing of the Transactions, we along with the Joint Venture, the subsidiaries of McKesson that served as members of the Joint Venture (“McK Members”), and McKesson entered into a tax receivable agreement (the “McKesson Tax Receivable Agreement”). The McKesson Tax Receivable Agreement generally requires payment to affiliates of McKesson of 85% of certain cash tax savings realized (or, in certain circumstances, deemed to be realized) in periods ending on or after the date on which McKesson ceases to own at least 20% of the Joint Venture as a result of (i) certain amortizable tax basis in assets transferred to the Joint Venture at the Contribution Agreement Closing and (ii) imputed interest deductions and certain other tax attributes arising from payments under the McKesson Tax Receivable Agreement. Following the McKesson exit and based on anticipated amortization allocations, we recorded an obligation for the McKesson Tax Receivable estimated payments, which represents a loss contingency under ASC 450 and is included in the other long-term liabilities on the consolidated balance sheet. Future changes in this value will be reflected within pretax income or loss.

Based on facts and circumstances at September 30, 2020, we estimate the aggregate payments due under our tax receivable agreements in future fiscal years to be as follows:

	Related Party Tax Receivable Agreements	Other Tax Receivable Agreements	McKesson Tax Receivable Agreement
Remainder of 2021	$—	$—	$—
2022	11,606	10,788	128
2023	47,521	19,947	18,306
2024	30,544	15,366	19,905
2025	15,381	10,977	23,150
Thereafter	73,666	58,755	103,144

Gross expected payments	178,718	115,833	164,633
Less: Amounts representing discount	(68,454)	(37,541)	—

Total tax receivable agreement obligation	110,264	78,292	164,633
Less: Current portion due (included in accrued expenses)	(11,606)	(10,788)	(128)

Tax receivable agreement long-term obligation	$98,658	$67,504	$164,505

The timing and/or amount of aggregate payments due may vary based on a number of factors, including the amount of net operating losses and income tax rates.

14. Income Taxes

The following table summarizes income tax information:

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Income tax provision (benefit)	$(13,388)	$(13,620)	$(26,849)	$(15,804)
Effective tax rate	23.9%	12.7%	20.9%	10.7%

Three and Six Months Ended September 30, 2020 and 2019

Fluctuations in our reported income tax rates from the statutory rate are primarily due to the impacts of our acquisition and divestiture activity, benefits recognized as a result of certain incentive tax credits resulting from research and experimental expenditures, and discrete items recognized in the three and six months ended September 30, 2020. For the three and six months ended September 30, 2019, fluctuations in our reported income tax rates from the statutory rate are primarily due to benefits recognized as a result of certain incentive tax credits resulting from research and experimental expenditures and discrete items recognized in the quarters.

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

16. Accumulated Other Comprehensive Income (Loss)

The following is a summary of the accumulated other comprehensive income (loss) activity for the six months ended September 30, 2020 and 2019. Prior to the Merger, the activity in accumulated other comprehensive income (loss) reflects the proportionate share of the Joint Venture’s accumulated other comprehensive income (loss), net of taxes.

	Available	Foreign Currency		Accumulated Other
	For Sale	Translation	Cash Flow	Comprehensive
	Debt Security	Adjustment	Hedge	Income (Loss)
Balance at March 31, 2019	$—	$(1,565)	$(1,691)	$(3,256)
Cumulative effect of accounting change of the Joint Venture-ASU 2018-02	—	—	422	422
Change associated with foreign currency translation	—	226	—	226
Change associated with current period hedging	—	—	(5,117)	(5,117)
Reclassification into earnings	—	—	(314)	(314)

Balance at June 30, 2019	$—	$(1,339)	$(6,700)	$(8,039)
Unrealized gain (loss) on available for sale debt securities of the Joint Venture	1,173	—	—	1,173
Change associated with foreign currency translation	—	1,583	—	1,583
Change associated with current period hedging	—	—	(1,509)	(1,509)
Reclassification into earnings	—	—	199	199

Balance at September 30, 2019	$1,173	$244	$(8,010)	$(6,593)

Balance at March 31, 2020	$—	$(7,084)	$(288)	$(7,372)
Change associated with foreign currency translation	—	6,353	—	6,353
Change associated with current period hedging	—	—	(4,459)	(4,459)
Reclassification into earnings	—	—	275	275

Balance at June 30, 2020	$—	$(731)	$(4,472)	$(5,203)
Change associated with foreign currency translation	—	5,221	—	5,221
Change associated with current period hedging	—	—	(2,277)	(2,277)
Reclassification into earnings	—	—	281	281

Balance at September 30, 2020	$—	$4,490	$(6,468)	$(1,978)

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

Change Healthcare Inc.

Notes to Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

17. Incentive Compensation Plans

Long Term Incentive Plan Awards

In connection with the Omnibus Incentive Plan, during the six months ended September 30, 2020, we granted to our employees and directors one or a combination of time-vesting restricted stock units and cash settled restricted stock units under vesting terms that generally vary from one to four years from the date of grant.

Restricted Stock Units (“RSUs”) – We granted 307,485 and 5,724,801 RSUs during the three and six months ended September 30, 2020, respectively. The RSUs are subject to either a graded vesting schedule over four years or a one-year cliff vesting schedule, depending on the terms of the specific award. Upon vesting, the RSUs are exchanged for shares of common stock.

Cash Settled Restricted Stock Units (“CSRSUs”) – We granted 0 and 172,524 CSRSUs during the three and six months ended September 30, 2020, respectively. The CSRSUs vest 100% upon the one-year anniversary of the date of grant. Upon vesting, we are required to pay cash in settlement of such CSRSUs based on their fair value at the date such CSRSUs vest.

We recognized compensation expense related to these awards granted during the three and six months ended September 30, 2020 of $4,635 and $5,453, respectively. At September 30, 2020, aggregate unrecognized compensation expense related to these awards was $62,674.

eRx Awards

Upon completion of the eRx acquisition all outstanding eRx equity awards were canceled. Holders of eRx stock options and vested eRx stock appreciation rights were able to elect to receive consideration in the form of a cash payment or vested stock appreciation rights of the Company. For those individuals with unvested eRx equity awards, we elected to issue replacement awards with vesting and exercisability terms generally identical to the existing eRx awards which were replaced. These replacement awards granted under the Omnibus Incentive Plan consisted of unvested restricted share units (“eRx RSUs”) and unvested stock appreciation rights (“eRx SARs”) with terms identical to the original eRx awards. The awards vest subject to the employee’s continued employment through the date when Blackstone has sold at least 25% of the maximum number of shares held by it (i.e., a liquidity event) and achieved specified rates of return that vary by award. Upon vesting, we are required to pay cash in settlement of such eRx awards based on their fair value at the date of such vesting. During the three and six months ended September 30, 2020, we recognized compensation expense related to eRx awards granted under the Omnibus Incentive Plan of $1,400 and $1,468, respectively. At September 30, 2020, aggregate unrecognized compensation expense related to these awards was $1,476.

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

Transition Services Agreements

In connection with the creation of the Joint Venture, we entered into transition services agreements with eRx. Under the agreements, we provided certain transition services to eRx in exchange for specified fees. Prior to the acquisition of eRx, we recognized $283 and $0 in transition fee income during the six months ended September 30, 2020 and 2019, respectively. We recognized $0 in transition fee income during the three months ended September 30, 2020 and 2019. The amounts received are included in Other, net in the consolidated statement of operations.

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

Term Loans Held by Related Party

Certain investment funds managed by GSO Capital Partners LP (the “GSO-managed funds”) held a portion of the term loans under our Senior Credit Facilities. GSO Advisor Holdings LLC (“GSO Advisor”) is the general partner of GSO Capital Partners LP and Blackstone, indirectly through its subsidiaries, holds all of the issued and outstanding equity interests of GSO Advisor. As of September 30, 2020 and March 31, 2020, the GSO-managed funds held $171,805 and $151,301, respectively, in principal amount of the Senior Credit Facilities (none of which is classified within current portion of long-term debt).

Change Healthcare Inc.

Notes to Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Transactions with Blackstone Portfolio Companies

We provide various services to, and purchase services from, certain Blackstone portfolio companies under contracts that were executed in the normal course of business. The following is a summary of revenue recognized/amounts paid related to service provided to/from Blackstone portfolio companies:

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Revenue recognized related to services provided	$838	$—	$1,881	$—
Amount paid related to services received	$4,166	$—	$9,458	$—

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

Technology-Enabled Services

The Technology-Enabled Services segment provides solutions for financial and administrative management, value-based care, communication and payment, pharmacy benefits administration and healthcare consulting.

Postage and Eliminations

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

Change Healthcare Inc.

Notes to Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Segment Results

Revenue and adjusted EBITDA for each of the reportable segments for the three and six months ended September 30, 2020 are shown below. Information is reflected in the manner utilized by management to make operating decisions, assess performance and allocate resources. Such amounts include allocations of corporate shared services functions that are essential to the core operations of the reportable segments. Segment assets and related depreciation expenses are not presented to management for purposes of operational decision making, and therefore are not included in the accompanying tables.

	Three Months Ended	Six Months Ended
	September 30, 2020	September 30, 2020
Segment Revenue
Software and Analytics	$354,860	$746,449
Network Solutions	184,095	326,921
Technology-Enabled Services	231,817	419,523
Postage and Eliminations (1)	24,073	51,136
Purchase Accounting Adjustment (2)	(38,909)	(93,909)

Net Revenue	$755,936	$1,450,120

Segment Adjusted EBITDA
Software and Analytics	$117,393	$261,325
Network Solutions	94,508	165,011
Technology-Enabled Services	19,940	2,360

Adjusted EBITDA	$231,841	$428,696

Reconciliation of income (loss) before tax provision (benefit) to Adjusted EBITDA
Income (loss) before income tax provision (benefit)	$(56,010)	$(128,165)
Amortization of capitalized software developed for sale	12	89
Depreciation and amortization	146,869	285,409
Interest expense	61,627	124,294
Equity compensation	14,331	23,914
Acquisition accounting adjustments	34,686	83,225
Acquisition and divestiture-related costs	2,337	7,458
Integration and related costs	7,536	17,894
Strategic initiatives, duplicative and transition costs	3,765	8,845
Severance costs	3,172	7,876
Accretion and changes in estimate, net	5,293	11,188
Impairment of long-lived assets and other	7,447	13,760
Gain on sale of businesses	(176)	(28,270)
Contingent consideration	(550)	(3,000)
Loss on Extinguishment of Debt	1,489	1,489
Other non-routine, net	13	2,690

Adjusted EBITDA	$231,841	$428,696

(1)	Revenue for the Postage and Eliminations segment includes postage revenue of $50,023 and $95,795 for the three and six months ended September 30, 2020, respectively.
(2)	Amount reflects the impact to deferred revenue resulting from the Merger which reduced revenue recognized during the period.

Prior to the Merger, the Company had minimal operations outside of the investment in the Joint Venture and the Company’s standalone operating results were not utilized by management to make operating decisions, assess performance, or allocate resources. As such, the Company reported its results as a single reportable segment for the three and six months ended September 30, 2019.

20. Subsequent Events

In October 2020, the Company made a voluntary repayment on the Term Loan Facility of $75.0 million and recorded a loss on extinguishment of debt of approximately $2.2 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition. The MD&A is provided as a supplement to, and should be read in conjunction with, our Annual Report on Form 10-K for the year ended March 31, 2020, as well as the unaudited consolidated financial statements and the related notes presented in Item 1 of this Quarterly Report for the quarter ended September 30, 2020 (“Quarterly Report”).

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

Nucleus.io

In August 2020, we completed the acquisition of Nucleus.io, a leader in the development of advanced, fully enabled, cloud-native imaging and workflow technology. We acquired Nucleus.io for total consideration of $35.1 million and accounted for the acquisition as a business combination. See Note 4, Business Combinations for additional information.

Term Loan Repayment

In September 2020, we repaid $50.0 million on our Term Loan Facility and recognized a loss on extinguishment of $1.5 million in our consolidated statement of operations. See Note 11, Long-Term Debt, for additional information.

Key Components of Our Results of Operations

Prior to the Merger described below, the Company had minimal operations outside of the investment in the Joint Venture, and the Company’s standalone operating results were not utilized by management to make operating decisions, assess performance, or allocate resources. As such, the prior period did not include meaningful operating results and only a single reportable segment for the three and six months ended September 30, 2019. For reference, the financial results of the Joint Venture’s reportable segments for fiscal years 2019 and 2020 have been included in Exhibit 99.1.

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

•	The Network Solutions segment provides solutions for financial, administrative, clinical and pharmacy transactions, electronic payments and aggregation and analytics of clinical and financial data.

•

The Technology-Enabled Services segment provides solutions for financial and administrative management, value-based care, communication and payment, pharmacy benefits administration and healthcare consulting.

During the first quarter of fiscal year 2021, management decided to allocate all administrative and certain other corporate expenses to the respective reportable segments. Prior to the Merger, the Company had minimal operations outside of the investment in the Joint Venture, and the Company’s standalone operating results were not utilized by management to make operating decisions, assess performance, or allocate resources. As such, the Company reported its results as a single reportable segment for the three and six months ended September 30, 2019. For reference, the financial results of the Joint Venture’s reportable segments for fiscal years 2019 and 2020 have been recast to reflect the allocation of administrative and corporate expenses described above and are included in Exhibit 99.1.

Factors Affecting Results of Operations

The following are certain key factors that affect, will affect, or have recently affected, our results of operations:

Macroeconomic and Industry Trends

The spread of COVID-19, both globally and in the U.S., has driven lower healthcare utilization as a result of the significant reduction in, or in some cases elimination of, elective medical procedures and healthcare visits, without a corresponding increase in COVID-19 related transactions. A portion of our business is tied to overall volume of activity in the healthcare system, and therefore, we have been adversely impacted by this industry trend. Further, weakened economic conditions or a recession could reduce the amounts patients are willing or able to spend on healthcare services. As a result, patients may elect to delay or forgo seeking healthcare services. Additionally, higher unemployment rates compared to the prior fiscal year are likely to cause commercial payer membership to decline and continue to impact healthcare utilization and transaction volumes.

In response to COVID-19, we initiated a number of actions with our employees’ health being our first priority. We also focused on serving our customers and introducing new products and services to address their previously unexpected but now urgent needs related to COVID-19. To ensure our business continuity and the safety and welfare of our team members, we moved the majority of our employees to work from home, shifted to a virtual meeting environment, suspended all non-critical business travel, and expanded telehealth and COVID-19 related paid time off coverage to all employees. We also completed a comprehensive review of our cost structure to balance costs with interim variability in our revenue and have actively aligned our staffing level, primarily in our Technology-Enabled Services segment to address lower interim volume. Starting in March 2020, we initiated hiring freezes, began contractor reductions and made other staffing reductions, primarily in the form of furloughs to provide us with greater flexibility to scale back up as volumes recover. These actions somewhat offset the negative impacts of COVID-19 described above in the first six months of fiscal year 2021, and we expect to continue to see the impact of these actions throughout the remainder of the fiscal year.

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

Results of Operations

Three and Six Months Ended September 30, 2020

	Three Months Ended	Six Months Ended
(amounts in millions) (1)	September 30, 2020	September 30, 2020
Revenue
Solutions revenue	$705.9	$1,354.3
Postage revenue	50.0	95.8

Total revenue	755.9	1,450.1
Operating expenses
Cost of operations (exclusive of depreciation and amortization below)	$326.7	$645.2
Research and development	54.1	109.8
Sales, marketing, general and administrative	171.6	337.1
Customer postage	50.0	95.8
Depreciation and amortization	146.9	285.4
Accretion and changes in estimate with related parties, net	3.6	9.5
Gain on sale of businesses	(0.2)	(28.3)

Total operating expenses	$752.6	$1,454.5

Operating income (loss)	$3.3	$(4.3)
Non-operating (income) expense
Interest expense, net	61.6	124.3
Contingent consideration	(0.6)	(3.0)
Loss on extinguishment of debt	1.5	1.5
Other, net	(3.2)	1.0

Total non-operating (income) expense	$59.4	$123.8
Income (loss) before income tax provision (benefit)	(56.0)	(128.2)
Income tax provision (benefit)	(13.4)	(26.8)

Net income (loss)	$(42.6)	$(101.3)

(1)	As a result of displaying amounts in millions, rounding differences may exist in the table above.

Revenue

Solutions revenue

Solutions revenue was $705.9 million and $1,354.3 million for the three and six months ended September 30, 2020, respectively. Factors affecting solutions revenue are described in the various segment discussions below.

Postage revenue

Postage revenue was $50.0 million and $95.8 million for the three and six months ended September 30, 2020, respectively. See “Customer Postage” below for additional information.

Operating Expenses

Cost of operations (exclusive of depreciation and amortization)

Cost of operations was $326.7 million and $645.2 million for the three and six months ended September 30, 2020, respectively. Cost of operations reflects lower staffing and materials costs associated with decreased utilization as a result of COVID-19, partially offset by incremental costs associated with recent acquisitions.

Sales, marketing, general and administrative

Sales, marketing, general and administrative expense was $171.6 million and $337.1 million for the three and six months ended September 30, 2020, respectively. Sales, marketing, general and administrative expense reflects lower costs related to a one-time change in benefits policy, reduced healthcare benefits as a result of lower employee healthcare utilization, and timing related to deferred hiring as a result of COVID-19.

Research and development

Research and development expense was $54.1 million and $109.8 million for the three and six months ended September 30, 2020, respectively. Research and development expense reflects incremental costs associated with recent acquisitions partially offset by deferred hiring and other related costs impacted by COVID-19.

Customer postage

Customer postage was $50.0 million and $95.8 million for the three and six months ended September 30, 2020, respectively. Customer postage is affected by changes in print volumes within communication and payment solutions. Because customer postage is a pass-through cost to our customers, changes in volume of customer postage generally have no effect on operating income.

Depreciation and amortization

Depreciation and amortization expense was $146.9 million and $285.4 million for the three and six months ended September 30, 2020, respectively. Depreciation and amortization were generally affected by routine amortization of tangible and intangible assets existing at March 31, 2020 which was impacted by fair value adjustments resulting from the Merger, as well as the routine amortization and depreciation of additions to property, equipment, software and intangible assets since that date.

Accretion and changes in estimate with related parties, net

Accretion and changes in estimate with related parties, net was $3.6 million and $9.5 million for the three and six months ended September 30, 2020, respectively. Accretion is routinely affected by changes in the expected timing or amount of cash flows which may result from various factors, including changes in tax rates.

Gain on sale of businesses

Gain on sale of businesses was $0.2 million and $28.3 million for the three and six months ended September 30, 2020, respectively, which primarily represents the gain recorded as a result of the sale of Connected Analytics in May 2020.

Non-Operating Income and Expense

Interest expense, net

Interest expense, net was $61.6 million and $124.3 million for the three and six months ended September 30, 2020, respectively. We have interest rate cap agreements in place to limit our exposure to rising interest rates and such agreements, together with our fixed rate notes, effectively fixed interest rates for approximately 75% of our total indebtedness at September 30, 2020.

Contingent consideration

Contingent consideration reflects changes in the fair value of our earnout obligation to the former owners of an acquired business. Such amounts may increase or decrease in the future based on changes in the expected amount, timing, and probability of making such payments in the future.

Loss on extinguishment of debt

Loss on extinguishment of debt was $1.5 million for both the three and six months ended September 30, 2020, which is related to the write-off of unamortized discounts and debt issuance costs associated with repayment of our Term Loan Facility.

Other, net

Other, net primarily reflects mark to market adjustments on our investments.

Income Taxes

Our effective tax rate for the three and six months ended September 30, 2020 was 23.9% and 20.9%, respectively. Fluctuations in our reported income tax rates from the statutory rate are primarily due to the impacts of our acquisition and divestiture activity, benefits recognized as a result of certain incentive tax credits resulting from research and experimental expenditures, and discrete items recognized in the three and six months ended September 30, 2020.

Solutions Revenue and Adjusted EBITDA

	Three Months Ended	Six Months Ended
(amounts in millions) (1)	September 30, 2020	September 30, 2020
Solutions revenue (2)
Software and Analytics	$354.9	$746.4
Network Solutions	$184.1	$326.9
Technology-Enabled Services	$231.8	$419.5
Adjusted EBITDA
Software and Analytics	$117.4	$261.3
Network Solutions	$94.5	$165.0
Technology-Enabled Services	$19.9	$2.4

(1)	As a result of displaying amounts in millions, rounding differences may exist in the table above.
(2)	Includes inter-segment revenue and excludes deferred revenue purchase accounting adjustments.

Software and Analytics

Software and Analytics revenue for the three and six months ended September 30, 2020, reflects the negative impact of COVID-19 and the impact of the Connected Analytics divestiture of $17.3 million and $28.7 million, respectively, partially offset by new sales and organic revenue growth. Software and Analytics adjusted EBITDA for the three and six months ended September 30, 2020 was impacted by the same factors that impacted revenue.

Network Solutions

Network Solutions revenue and adjusted EBITDA for the three and six months ended September 30, 2020, reflects new sales and the inclusion of the acquisitions of eRx and PDX which had a combined revenue impact of $32.9 million and $49.9 million, respectively. This positive impact is partially offset by lower utilization due to COVID-19. Network Solutions adjusted EBITDA for the three and six months ended September 30, 2020 was impacted by the same factors that impacted revenue as well as investments to support new product launches and market expansion opportunities in the core network, data solutions, and business to business payments.

Technology-Enabled Services

Technology-Enabled Services revenue for the three and six months ended September 30, 2020 reflects lower volume, driven by the impact of COVID-19 and customer attrition, partially offset by new sales and organic revenue growth. Technology-Enabled Services adjusted EBITDA for the three and six months ended September 30, 2020 was impacted by the same factors that impacted revenue.

Three and Six Months Ended September 30, 2019

	Three Months Ended	Six Months Ended
(amounts in millions) (1)	September 30, 2019	September 30, 2019
Total revenue	$—	$—
Operating expenses
Sales, marketing, general and administrative	$1.1	$1.4
Accretion and changes in estimate with related parties, net	48.4	48.4

Total operating expenses	$49.5	$49.8

Operating income (loss)	$(49.5)	$(49.8)
Non-operating (income) expense
Loss from Equity Method Investment in the Joint Venture	56.2	95.7
(Gain) loss on other investments	2.4	2.4
Other, net	(0.6)	(0.7)

Total non-operating (income) and expense	$58.1	$97.5
Income (loss) before income tax provision (benefit)	(107.6)	(147.3)
Income tax provision (benefit)	(13.6)	(15.8)

Net income (loss)	$(94.0)	$(131.5)

(1)	As a result of displaying amounts in millions, rounding differences may exist in the table above.

Operating Expenses

Accretion and changes in estimate with related parties, net

Accretion and changes in estimate with related parties, net was $48.4 million for both the three and six months ended September 30, 2019. This amount reflects estimated tax payments to be paid to related parties for anticipated future tax savings allocated to the Company.

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

Loss from equity method investment in the Joint Venture was $56.2 million and 95.7 million for the three and six months ended September 30, 2019, respectively. The loss was discretely affected by the Joint Venture’s adoption of ASC 606 which drove $17.0 million of income and Change Healthcare Inc.’s adoption of ASU 2018-07, which resulted in $45.4 million of loss upon changes in the fair value of its dividend receivable.

(Gain) loss on other investments

(Gain) loss on other investments was $2.4 million for both the three and six months ended September 30, 2019. This amount reflects losses recognized during the period on equity securities.

Income Taxes

Our effective tax rate for the three and six months ended September 30, 2019 was 12.7% and 10.7%, respectively. Fluctuations in our reported income tax rates from the statutory rate are primarily due to benefits recognized as a result of certain incentive tax credits resulting from research and experimental expenditures and discrete items recognized in the quarters.

Significant Changes in Assets and Liabilities

During first six months of fiscal year 2021, we completed a debt offering of $325.0 million, repaid $250.0 million that was outstanding on our Revolving Facility, and repaid $50.0 million on our Senior Notes. Further, we adopted ASC 842 establishing operating lease right-of-use assets and operating liabilities. As a result of the eRx acquisition, our investment in business purchase option was eliminated decreasing our total assets. Finally, goodwill increased primarily as a result of the acquisitions of eRx and PDX.

Within our Network Solutions segment, we regularly receive funds from certain pharmaceutical industry participants in advance of its obligation to remit these funds to participating retail pharmacies. Such funds are not restricted; however, these funds are generally paid out in satisfaction of the processing obligations within three business days of their receipt. At the time of receipt, we record a corresponding liability within accrued expenses on our consolidated balance sheets. At September 30, 2020, we reported $27.7 million of such pass-through payment obligations which were subsequently paid in the first week of October 2020. At March 31, 2020, we reported $29.1 million of such pass-through payment obligations.

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

Cash and cash equivalents totaled $167.5 million and $410.4 million at September 30, 2020 and March 31, 2020, respectively, of which $18.4 million and $22.2 million was held outside the U.S., respectively. As of September 30, 2020, no amounts had been drawn under the Revolving Facility and $5.0 million had been issued in letters of credit against the Revolving Facility, leaving $780.0 million available for borrowing. We also have the ability to borrow up to an additional $1,102.8 million, or such amount that the senior secured net leverage ratio does not exceed 4.9 to 1.0, whichever is greater, under the Term Loan Facility, subject to certain additional conditions and commitments by existing or new lenders to fund any additional borrowings.

Cash Flows

Six Months Ended September 30, 2020

The following table summarizes the net cash flow from operating, investing and financing activities:

Six Months Ended
(amounts in millions) (1)	September 30, 2020
Cash provided by (used in) operating activities	$296.6
Cash provided by (used in) investing activities	(510.4)
Cash provided by (used in) financing activities	(31.7)
Effects of exchange rate changes on cash and cash equivalents	2.7

Net change in cash and cash equivalents	$(242.9)

(1)	As a result of displaying amounts in millions, rounding differences may exist in the tables above.

Operating Activities

Cash provided by operating activities is primarily affected by operating income, including the impact of debt service payments, integration related costs and the timing of collections and related disbursements. Cash provided by operating activities includes $1.4 million as a use of cash related to pass-through funds for the six months ended September 30, 2020.

Investing Activities

Cash used in investing activities reflects primarily the eRx, PDX and Nucleus.io acquisitions partially offset by the sale of the Connected Analytics business that occurred during the six months ended September 30, 2020. Cash used in investing activities also reflects routine capital expenditures related to purchase of property and equipment and the development of software as well as expenditures related to significant software development efforts necessary to integrate the contributed businesses.

Financing Activities

Cash used in financing activities reflects the repayment of the Revolving Facility and payment made on the Term Loan offset by the issuance of additional Senior Notes during the six months ended September 30, 2020. Additional cash used in financing activities reflects payments under tax receivable agreements, interest rate cap agreements, employee tax withholdings on vesting of equity awards, deferred financing obligations and TEU agreements.

Six Months Ended September 30, 2019

The following table summarizes the net cash flow from operating, investing and financing activities:

Six Months Ended
(amounts in millions) (1)	September 30, 2019
Cash provided by (used in) operating activities	$—
Cash provided by (used in) investing activities	(885.1)
Cash provided by (used in) financing activities	885.1
Effects of exchange rate changes on cash and cash equivalents	—

Net change in cash and cash equivalents	$—

(1)	As a result of displaying amounts in millions, rounding differences may exist in the tables above.

Investing Activities

Cash used in investing activities during the six months ended September 30, 2019, reflects the incremental investment in the Joint Venture upon the Company’s initial public offering.

Financing Activities

Cash provided by financing activities during the six months ended September 30, 2019, was primarily impacted by the proceeds from the initial public offering.

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

In September 2020, we repaid $50.0 million on our Term Loan Facility and recognized a loss on extinguishment of $1.5 million.

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

Hedges

From time to time, we execute interest rate cap agreements with various counterparties that effectively cap our LIBOR exposure on a portion of our existing Term Loan Facility or similar replacement debt. The following table summarizes the terms of our interest rate cap agreements at September 30, 2020.

			Receive LIBOR	Pay
Effective Date	Expiration Date	Notional Amount	Exceeding(1)	Fixed Rate
August 31, 2018	December 31, 2021	$600,000,000	1.00%	1.82%
August 31, 2018	December 31, 2021	$900,000,000	1.00%	1.82%
March 31, 2020	March 31, 2024	$250,000,000	1.00%	0.18%
March 31, 2020	March 31, 2024	$250,000,000	1.00%	0.18%
March 31, 2020	March 31, 2024	$250,000,000	1.00%	0.18%
March 31, 2020	March 31, 2024	$250,000,000	1.00%	0.19%

(1)	All based on 1-month LIBOR.

The interest rate cap agreements are recorded on the balance sheet at fair value and changes in the fair value are recorded in other comprehensive income. The fair value of the interest rate caps is reclassified from other comprehensive income to interest expense in the same period the interest expense on the underlying hedged debt impacts earnings. Any payments we receive to the extent LIBOR exceeds the specified cap rate is also reclassified from other comprehensive income to interest expense in the period received.

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

With certain exceptions, the Term Loan Facility obligations are secured by a first-priority security interest in substantially all of our assets, including our investment in subsidiaries. The Term Loan Facility contains various restrictions and nonfinancial covenants, along with a senior secured net leverage ratio test. The nonfinancial covenants include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. The senior secured net leverage test must be met as a condition to incur additional indebtedness, but otherwise is applicable only to the extent that amounts drawn exceed 35% of the Revolving Facility at the end of any fiscal quarter. As of September 30, 2020, we were in compliance with all debt covenants.

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

As of September 30, 2020, we had Term Loan borrowings of $3,758.3 million (before unamortized debt discount) and no Revolving Facility borrowings under the Senior Credit Facilities. As of September 30, 2020, the LIBOR-based interest rate on the Term Loan Facility was LIBOR plus 2.5%.

We manage economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources and duration of our debt funding and the use of derivative financial instruments. Specifically, we enter into interest rate cap agreements to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Our interest rate cap agreements are used to manage differences in the amount, timing and duration of our known or expected cash receipts and our known or expected cash payments principally related to our borrowings. As of September 30, 2020, our outstanding interest rate cap agreements were designated as cash flow hedges of interest rate risk and were determined to be highly effective.

A change in interest rates on variable rate debt may impact our pretax earnings and cash flows. Based on the outstanding debt as of September 30, 2020, and assuming that our mix of debt instruments, derivative financial instruments and other variables remain the same, the annualized effect of a one percentage point change in variable interest rates would have an annualized pretax impact on the earnings and cash flows of approximately $12.6 million.

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

Exhibit Index

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Change Healthcare Inc., dated as of June 26, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 on February 4, 2020)

3.2	Amended and Restated Bylaws of Change Healthcare Inc., dated as of June 26, 2019 (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4 filed on February 4, 2020)

10.1†*	Amended and Restated Change Healthcare LLC Supplemental 401(k) Plan

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Supplemental Information of Change Healthcare LLC for the fiscal years ended March 31, 2020 and 2019.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Change Healthcare Inc.

November 5, 2020	By:	/s/ Neil E. de Crescenzo
Neil E. de Crescenzo Chief Executive Officer and Director
(Principal Executive Officer)

November 5, 2020	By:	/s/ Fredrik Eliasson
Fredrik Eliasson
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)