Form 10-Q
period 2020-12-31
Change Healthcare Inc.
filed 2021-02-04
CIK 1756497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-38961

Change Healthcare Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	82-2152098
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

424 Church Street, Suite 1400
Nashville, TN	37219
(Address of Principal Executive Offices)	(Zip Code)

(615) 932-3000

(Registrant’s Telephone Number, Including Area Code)

3055 Lebanon Pike, Suite 1000, Nashville, TN 37214

(Former name, former address and former fiscal year, if changed since last report)

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

Number of shares of common stock outstanding on January 26, 2021: 304,771,882

Part I. Financial Information

Item 1. Financial Statements

Change Healthcare Inc.

Consolidated Statements of Operations

(unaudited and amounts in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Revenue
Solutions revenue	$735,264	$—	$2,089,589	$—
Postage revenue	49,877	—	145,672	—

Total revenue	785,141	—	2,235,261	—
Operating expenses
Cost of operations (exclusive of depreciation and amortization below)	332,373	—	977,568	—
Research and development	58,323	—	168,110	—
Sales, marketing, general and administrative	161,959	1,115	499,039	2,504
Customer postage	49,877	—	145,672	—
Depreciation and amortization	151,143	—	436,552	—
Accretion and changes in estimate with related parties, net	956	(1,191)	10,414	47,172
Gain on sale of businesses	(32,217)	—	(60,487)	—

Total operating expenses	722,414	(76)	2,176,868	49,676

Operating income (loss)	62,727	76	58,393	(49,676)
Non-operating (income) expense
Interest expense, net	61,439	1	185,733	1
Contingent consideration	—	—	(3,000)	—
Loss on extinguishment of debt	6,145	—	7,634	—
Loss from Equity Method Investment in the Joint Venture	—	8,764	—	104,497
(Gain) loss on forward purchase contract	—	(74,084)	—	(71,649)
Other, net	(2,491)	(580)	(1,443)	(1,245)

Total non-operating (income) expense	65,093	(65,899)	188,924	31,604

Income (loss) before income tax provision (benefit)	(2,366)	65,975	(130,531)	(81,280)
Income tax provision (benefit)	(4,562)	15,240	(31,411)	(564)

Net income (loss)	$2,196	$50,735	$(99,120)	$(80,716)

Net income (loss) per share:
Basic	$0.01	$0.35	$(0.31)	$(0.67)
Diluted	$0.01	$0.35	$(0.31)	$(0.67)
Weighted average common shares outstanding:
Basic	321,013,595	143,392,295	320,570,092	120,657,859
Diluted	324,815,524	146,201,860	320,570,092	120,657,859

See accompanying notes to consolidated financial statements.

Change Healthcare Inc.

Consolidated Statements of Comprehensive Income (Loss)

(unaudited and amounts in thousands)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Net income (loss)	$2,196	$50,735	$(99,120)	$(80,716)
Other comprehensive income (loss):
Foreign currency translation adjustment	11,526	1,728	23,100	3,537
Changes in fair value of interest rate caps, net of taxes	(81)	1,313	(6,261)	(5,428)
Unrealized gain (loss) on available for sale debt securities of the Joint Venture, net of taxes	—	134	—	1,307

Other comprehensive income (loss)	11,445	3,175	16,839	(584)

Total comprehensive income (loss)	$13,641	$53,910	$(82,281)	$(81,300)

See accompanying notes to consolidated financial statements.

Change Healthcare Inc.

Consolidated Balance Sheets

(unaudited and amounts in thousands, except share and per share amounts)

	December 31,	March 31,
	2020	2020
Assets
Current assets:
Cash & cash equivalents	$137,357	$410,405
Accounts receivable, net	697,948	740,105
Contract assets, net	125,509	132,704
Prepaid expenses and other current assets	127,442	117,967

Total current assets	1,088,256	1,401,181
Property and equipment, net	183,843	206,196
Operating lease right-of-use assets, net	99,258	—
Goodwill	4,105,413	3,795,325
Intangible assets, net	4,302,594	4,365,806
Investment in business purchase option	—	146,500
Other noncurrent assets, net	368,448	192,372

Total assets	$10,147,812	$10,107,380

Liabilities
Current liabilities:
Accounts payable	$59,664	$68,169
Accrued expenses	502,992	390,294
Deferred revenue	393,823	302,313
Due to related parties, net	11,606	20,234
Current portion of long-term debt	37,019	278,779
Current portion of operating lease liabilities	30,813	—

Total current liabilities	1,035,917	1,059,789
Long-term debt, excluding current portion	4,780,828	4,710,294
Long-term operating lease liabilities	80,789	—
Deferred income tax liabilities	618,397	615,904
Tax receivable agreement obligations due to related parties	99,614	177,826
Tax receivable agreement obligations	228,294	164,633
Other long-term liabilities	70,235	93,487

Total liabilities	6,914,074	6,821,933

Commitments and contingencies
Stockholders’ Equity
Common Stock (par value, $.001), 9,000,000,000 and 9,000,000,000 shares authorized and 304,656,863 and 303,428,142 shares issued and outstanding at December 31, 2020 and March 31, 2020, respectively	305	303
Preferred stock (par value, $.001), 900,000,000 shares authorized and no shares issued and outstanding at both December 31, 2020 and March 31, 2020	—	—
Additional paid-in capital	4,253,567	4,222,580
Accumulated other comprehensive income (loss)	9,467	(7,372)
Accumulated deficit	(1,029,601)	(930,064)

Total stockholders’ equity	3,233,738	3,285,447

Total liabilities and stockholders’ equity	$10,147,812	$10,107,380

See accompanying notes to consolidated financial statements.

Change Healthcare Inc.

Consolidated Statements of Stockholders’ Equity

(unaudited and amounts in thousands, except share and per share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at March 31, 2019	75,474,654	$75	$1,153,509	$(17,841)	$(3,256)	$1,132,487
Cumulative effect of accounting change of the Joint Venture-ASC 606	—	—	—	35,797	—	35,797
Cumulative effect of accounting change of the Joint Venture-ASU 2018-02	—	—	—	(422)	422	—
Equity compensation expense	—	—	5,862	—	—	5,862
Net income (loss)	—	—	—	(37,517)	—	(37,517)
Foreign currency translation adjustment of the Joint Venture	—	—	—	—	226	226
Change in fair value of interest rate caps of the Joint Venture, net of taxes	—	—	—	—	(5,431)	(5,431)

Balance at June 30, 2019	75,474,654	$75	$1,159,371	$(19,983)	$(8,039)	$1,131,424
Issuance of Change Healthcare Inc. common stock upon initial public offering	49,285,713	49	608,630	—	—	608,679
Effect of initial public offering issuance costs on Joint Venture equity	—	—	(4,160)	—	—	(4,160)
Issuance of tangible equity units	—	—	232,929	—	—	232,929
Equity compensation expense	—	—	8,585	—	—	8,585
Issuance of Change Healthcare Inc. common stock upon exercise of equity awards	175,439	—	1,139	—	—	1,139
Net income (loss)	—	—	—	(93,935)	—	(93,935)
Unrealized gain (loss) on available for sale debt securities of the Joint Venture	—	—	—	—	1,173	1,173
Foreign currency translation adjustment of the Joint Venture	—	—	—	—	1,583	1,583
Change in fair value of interest rate cap, net of taxes of the Joint Venture	—	—	—	—	(1,310)	(1,310)

Balance at September 30, 2019	124,935,806	$124	$2,006,494	$(113,918)	$(6,593)	$1,886,107
Equity compensation expense	—	—	9,148	—	—	9,148
Issuance of Change Healthcare Inc. common stock upon exercise of equity awards	91,842	—	966	—	—	966
Net income (loss)	—	—	—	50,735	—	50,735
Unrealized gain (loss) on available for sale debt securities of the Joint Venture	—	—	—	—	134	134
Foreign currency translation adjustment of the Joint Venture	—	—	—	—	1,728	1,728
Change in fair value of interest rate cap, net of taxes of the Joint Venture	—	—	—	—	1,313	1,313

Balance at December 31, 2019	125,027,648	$124	$2,016,608	$(63,183)	$(3,418)	$1,950,131

Balance at March 31, 2020	303,428,142	$303	$4,222,580	$(930,064)	$(7,372)	$3,285,447
Cumulative effect of accounting change-ASU 2016-13	—	—	—	(417)	—	(417)
Equity compensation expense	—	—	8,780	—	—	8,780
Issuance of common stock under equity compensation plans	341,230	1	2,143	—	—	2,144
Net income (loss)	—	—	—	(58,694)	—	(58,694)
Foreign currency translation adjustment	—	—	—	—	6,353	6,353
Change in fair value of interest rate caps, net of taxes	—	—	—	—	(4,184)	(4,184)
Other	—	—	(75)	—	—	(75)

Balance at June 30, 2020	303,769,372	$304	$4,233,428	$(989,175)	$(5,203)	$3,239,354
Equity compensation expense	—	—	12,372	—	—	12,372
Issuance of common stock under equity compensation plans	911,961	—	408	—	—	408
Employee tax withholding on vesting of equity compensation awards	(254,764)	—	(3,131)	—	—	(3,131)
Net income (loss)	—	—	—	(42,622)	—	(42,622)
Foreign currency translation adjustment	—	—	—	—	5,221	5,221
Change in fair value of interest rate caps, net of taxes	—	—	—	—	(1,996)	(1,996)
Other	—	—	(356)	—	—	(356)

Balance at September 30, 2020	304,426,569	$304	$4,242,721	$(1,031,797)	$(1,978)	$3,209,250
Equity compensation expense	—	—	9,673	—	—	9,673
Issuance of common stock under equity compensation plans	249,288	1	1,606	—	—	1,607
Employee tax withholding on vesting of equity compensation awards	(18,994)	—	(294)	—	—	(294)
Net income (loss)	—	—	—	2,196	—	2,196
Foreign currency translation adjustment	—	—	—	—	11,526	11,526
Change in fair value of interest rate caps, net of taxes	—	—	—	—	(81)	(81)
Other	—	—	(139)	—	—	(139)

Balance at December 31, 2020	304,656,863	$305	$4,253,567	$(1,029,601)	$9,467	$3,233,738

See accompanying notes to consolidated financial statements.

Change Healthcare Inc.

Consolidated Statements of Cash Flows

(unaudited and amounts in thousands)

	Nine Months Ended
	December 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(99,120)	$(80,716)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss from Equity Method Investment in the Joint Venture	—	104,497
Depreciation and amortization	436,552	—
Amortization of capitalized software developed for sale	550	—
Accretion and changes in estimate, net	8,429	—
Equity compensation	34,858	—
Deferred income tax expense (benefit)	(33,905)	(564)
Amortization of debt discount and issuance costs	24,587	403
Contingent consideration	(3,000)	—
Gain on sale of businesses	(60,487)	—
Loss on extinguishment of debt	7,634	—
(Gain) loss on forward purchase contract	—	(71,649)
Non-cash lease expense	21,930	—
Other, net	7,681	1,526
Changes in operating assets and liabilities:
Accounts receivable, net	28,331	—
Contract assets, net	5,201	—
Prepaid expenses and other	(69,609)	(1,335)
Accounts payable	(15,785)	—
Accrued expenses and other liabilities	68,708	47,255
Deferred revenue	124,679	—
Due to the Joint Venture, net	—	583

Net cash provided by (used in) operating activities	487,234	—

Cash flows from investing activities:
Capitalized expenditures	(182,929)	—
Acquisitions, net of cash acquired	(439,483)	—
Proceeds from sale of businesses	117,124	—
Investment in the Joint Venture	—	(610,784)
Investment in debt and equity securities of the Joint Venture	—	(278,875)
Other, net	1,100	7,332

Net cash provided by (used in) investing activities	(504,188)	(882,327)

Cash flows from financing activities:
Payments on Revolving Facility	(250,000)	—
Payments on Term Loan Facility	(265,000)	—
Proceeds from issuance of Senior Notes	325,000	—
Payments under tax receivable agreements	(20,691)	—
Receipts (payments) on derivative instruments	(22,255)	—
Employee tax withholding on vesting of equity compensation awards	(3,425)	—
Payments on deferred financing obligations	(9,081)	—
Payment of senior amortizing notes	(11,599)	(7,332)
Proceeds from exercise of equity awards	4,158	2,105
Proceeds from initial public offering, net of issuance costs	—	608,679
Proceeds from issuance of equity component of tangible equity units, net of issuance costs	—	232,929
Proceeds from issuance of debt component of tangible equity units	—	47,367
Other, net	(6,650)	(1,421)

Net cash provided by (used in) financing activities	(259,543)	882,327

Effect of exchange rate changes on cash and cash equivalents	3,449	—

Net increase (decrease) in cash and cash equivalents	(273,048)	—

Cash and cash equivalents at beginning of period	410,405	3,409

Cash and cash equivalents at end of period	$137,357	$3,409

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

The fair values of the consideration transferred, assets, liabilities and noncontrolling interests are estimated based on one or a combination of income, cost or market approaches as determined based on the nature of the asset or liability and the level of inputs available (i.e., quoted prices in an active market, other observable inputs or unobservable inputs). To the extent our initial accounting for a business combination is incomplete at the end of a reporting period, provisional amounts are reported for those items which are incomplete.

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

Allowance for Credit Losses

The allowance for credit losses of $24,003 and $22,360 at December 31, 2020 and March 31, 2020, respectively, were primarily based on historical credit loss experience, current conditions and adjustments for certain asset-specific risk characteristics. The following table summarizes activity related to the allowance for credit losses:

	Nine Months Ended December 31,
	2020	2019
Balance at beginning of period	$22,360	$—
Cumulative effect of accounting change-ASU 2016-13	417	—
Acquisitions and Dispositions (1)	(3,534)	—
Provisions	11,623	—
Write-offs	(6,863)	—

Balance at end of period	$24,003	$—

(1)	Amount relates primarily to the acquisitions of eRx and PDX and sales of Connected Analytics and Capacity Management. See Note 4, Business Combinations and Note 5, Dispositions.

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

Hosting Arrangement Implementation Costs

In April 2020, we adopted FASB ASU No. 2018-15, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This update also requires that the effects of such capitalized costs be classified in the same respective caption in the statement of operations, balance sheet and cash flows as the underlying hosting arrangement. We adopted this standard prospectively beginning April 1, 2020. This adoption did not have a material impact on our financial statements for the three and nine months ended December 31, 2020.

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

We did not recognize any impairment loss on accounts receivable or contract assets during the three and nine months ended December 31, 2020. Change Healthcare Inc. did not have accounts receivable prior to the Merger.

We record deferred revenue when billings or payments are received from customers in advance of our performance. Deferred revenue is generally recognized when transfer of control to customers occurs. The deferred revenue balance is driven by multiple factors, including the frequency of renewals, invoice timing, invoice duration and fair value adjustments as a result of the Merger. As of December 31, 2020, we expect 94% of the deferred revenue balance to be recognized in one year or less, and approximately $245,760 of the beginning period balance was recognized during the nine months ended December 31, 2020.

Costs to Obtain or Fulfill a Contract

At December 31, 2020, we had capitalized costs to obtain a contract of $4,339 in prepaid and other current assets and $27,502 in other noncurrent assets. At December 31, 2020, we had capitalized costs to fulfill a contract of $3,287 in prepaid and other current assets and $18,072 in other noncurrent assets. Amortization of such capitalized costs to obtain or fulfill a contract were immaterial for the three and nine months ended December 31, 2020. Change Healthcare Inc. did not have costs to obtain or fulfill a contract prior to the Merger, and therefore did not record amortization of such capitalized costs during the three and nine months ended December 31, 2019.

Remaining Performance Obligations

The aggregate amount of transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) for executed contracts includes deferred revenue and other revenue yet to be recognized from non-cancellable contracts. As of December 31, 2020, the total remaining performance obligations approximated $1,507,154, of which approximately 49% is expected to be recognized over the next twelve months, and the remaining 51% thereafter.

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

Disaggregated Revenue

We disaggregate the revenue from contracts with customers by operating segment as we believe doing so best depicts how the nature, amount, timing and uncertainty of revenues are affected by economic factors. See Note 19, Segment Reporting, for the total revenue disaggregated by operating segment for the three and nine months ended December 31, 2020.

In addition to disaggregating revenue by operating segment, we disaggregate revenue between revenue that is recognized over time and revenue that is recognized at a point in time. Approximately 98% and 96% of revenue was recognized over time and approximately 2% and 4% of revenue was recognized at a point in time for the three and nine months ended December 31, 2020, respectively.

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

Prior to the acquisition, we held an option to purchase eRx which we accounted for as an equity investment. Therefore, our acquisition of eRx was accounted for as a business combination achieved in stages under the acquisition method in accordance with Accounting Standards Codification 805, Business Combinations (“ASC 805”). Accordingly, we remeasured our business purchase option to fair value and recognized a loss of $6,000 which is recorded in Other, net on our consolidated statement of operations.

The following table summarizes information related to this acquisition as of the acquisition date. The fair values of the assets acquired and the liabilities assumed were determined based on information available to the Company using primarily an income-based approach. During the second and third quarters of fiscal year 2021, we continued to make purchase price allocation adjustments to refine the fair value of assets acquired and liabilities assumed, including goodwill. These refinements primarily included an increase to the determined fair value of customer relationships and deferred tax liabilities and a decrease to the determined fair value of technology-based intangible assets. There were no material impacts to the consolidated statement of operations as a result of the adjustments. We consider our accounting for the assets acquired and liabilities assumed in the eRx acquisition to be complete.

eRx
Cash paid at closing	$249,359
Fair value of eRx purchase option	140,500
Fair value of vested stock appreciation rights	5,097
Cash paid for canceled eRx equity awards	5,891

Total Consideration Fair Value at Acquisition Date	$400,847

Allocation of the Consideration Transferred:
Cash	$54,108
Accounts receivable, net of allowance of $326	12,747
Prepaid expenses and other current assets	609
Goodwill	225,156

Change Healthcare Inc.

Notes to Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Identifiable intangible assets:
Customer relationships (life 17 years)	131,200
Internally developed technology (life 9-12 years)	29,700
Other noncurrent assets	20
Accounts payable	(2,543)
Accrued expenses and other current liabilities	(10,933)
Deferred income tax liabilities	(39,217)

Total consideration transferred	$400,847

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

The fair values of the assets acquired and the liabilities assumed were determined based on information available to the Company. Additional information is being gathered to finalize the provisional measurements with respect to deferred taxes. Accordingly, the measurement of the deferred tax assets acquired and deferred tax liabilities assumed may change upon finalization of the Company’s valuations and completion of the purchase price allocation, both of which are expected to occur no later than one year from the acquisition date. During the first quarter of fiscal year 2021, we increased the estimated fair value of our deferred tax liability by $1,604 which also impacted goodwill. During the third quarter of fiscal year 2021, we made additional adjustments decreasing our deferred tax liability and goodwill by $4,692. There were no impacts to the consolidated statement of operations as a result of the adjustments. We consider our accounting for the other assets acquired and liabilities assumed in the Merger to be complete.

The following table summarizes information related to this acquisition as of the acquisition date:

Net Assets acquired
Cash	$330,665
Accounts receivable, net of allowance of $22,059	718,895
Contract assets	132,704
Prepaid and other current assets	115,265
Investment in business purchase option	146,500
Property and equipment, net	206,751
Goodwill	4,357,560
Other noncurrent assets	169,539
Identified intangible assets:
Customer relationships (life 12-16 years)	3,056,000
Tradenames (life 18 years)	146,000
Technology-based intangible assets (life 6-12 years)	1,188,000
Drafts and accounts payable	(60,637)
Accrued expenses	(559,456)
Deferred revenue, current	(292,528)
Current portion of long-term debt	(28,969)

Change Healthcare Inc.

Notes to Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Other current liabilities	(22,732)
Long-term debt, excluding current portion	(4,713,565)
Deferred income tax liabilities	(574,988)
Tax receivable agreement obligations with related parties	(176,586)
Other long-term liabilities	(102,675)

Net Assets acquired	$4,035,743

Summary of purchase consideration:
Fair value of shares issued to SpinCo shareholders
(175,995,192 shares at $12.47 per share):
Common Stock, $0.001 par value	$176
Additional paid-in capital	2,194,484
Fair value of Joint Venture equity interest previously held	1,589,040
Fair value of Joint Venture equity interest previously held through TEUs	216,764
Settlement of dividend receivable	42,778
Repayment of advances to member	(7,499)

Purchase consideration	$4,035,743

The goodwill recognized in the Merger is primarily attributable to expected synergies of the combined businesses and the acquisition of an assembled workforce knowledgeable of the healthcare and information technology industries in which we operate. The majority of the goodwill is not expected to be deductible for tax purposes.

Acquisition costs related to the Merger were not material.

5. Dispositions

Connected Analytics

On May 1, 2020, we completed the sale of our Connected Analytics business, which was included in our Software and Analytics segment, for total consideration of $55,000, subject to a customary working capital adjustment, including a $25,000 note receivable from the buyer which was recorded within Other noncurrent assets, net on the consolidated balance sheet. The net book value of the Connected Analytics business prior to the sale was $22,619 which includes primarily net accounts receivable of $16,325, goodwill of $21,705 and deferred revenue of $17,133. In connection with this transaction, we recognized a pre-tax gain on disposal of $24,170 which is included within Gain on sale of businesses on the consolidated statement of operations. In July 2020, we received $25,000 plus interest from the buyer in satisfaction of the outstanding note receivable.

Capacity Management

On December 2, 2020, we completed the sale of our Capacity Management business, which was included in our Software and Analytics segment, for total consideration of $67,500, subject to a customary working capital adjustment. The net book value of the Capacity Management business prior to the sale was $31,599 which includes primarily net accounts receivable of $14,999, goodwill of $26,944 and deferred revenue of $15,230. In connection with this transaction, we recognized a pre-tax gain on disposal of $32,655 which is included within Gain on sale of businesses on the consolidated statement of operations.

6. Goodwill

The following table presents the changes in the carrying amount of goodwill:

	Software and Analytics	Network Solutions	Technology- Enabled Services	Total
Balance at March 31, 2020	$1,770,118	$1,645,831	$379,376	$3,795,325
Acquisitions (1)	22,341	323,986	—	346,327
Dispositions	(51,136)	—	—	(51,136)
Effects of foreign currency	17,926	—	—	17,926
Adjustments (2)	(1,637)	(1,081)	(311)	(3,029)

Balance at December 31, 2020	$1,757,612	$1,968,736	$379,065	$4,105,413

(1)	Amounts relate primarily to the acquisitions of eRx, PDX and Nucleus.io. See Note 4, Business Combinations.
(2)	Amounts relate to fair value adjustments to the assets acquired and liabilities assumed in the Merger. See Note 4, Business Combinations.

Change Healthcare Inc.

Notes to Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

7. Equity Method Investment in Change Healthcare LLC

Prior to the Merger, the Company accounted for its investment in the Joint Venture using the equity method of accounting. During the three and nine months ended December 31, 2019, the Company recorded a proportionate share of the loss from this investment of $8,764 and $104,497, respectively, which included transaction and integration expenses incurred by the Joint Venture and basis adjustments, including amortization expenses, associated with equity method intangible assets. These amounts are in Loss from Equity Method Investment in the Joint Venture in the consolidated statements of operations.

Following completion of the Merger, we consolidate the Joint Venture and no longer account for our ownership interest as an equity method investment. Summarized statement of operations information of the Joint Venture prior to the Merger is as follows:

	Three Months Ended December 31, 2019	Nine Months Ended December 31, 2019
Total revenue	$808,226	$2,459,593
Cost of operations (exclusive of depreciation and amortization)	$339,413	$998,943
Customer postage	$55,693	$171,288
Net income (loss)	$31,191	$102,973

8. Leases

We lease office space, other facilities, office equipment for internal use, vehicles and bulk invoice pricing and mailing related equipment for customer solutions. Our lease portfolio includes both operating and finance leases with original terms ranging from one to 15 years.

Statement of Operations Information

The components of lease cost are as follows:

	Statement of Operations Location	Three Months Ended December 31, 2020	Nine Months Ended December 31, 2020
Operating lease cost	(1)	$9,951	$32,109
Finance lease cost
Amortization expense	Depreciation and amortization	110	312
Interest expense	Interest expense, net	35	102
Short-term lease cost	(1)	261	747
Variable lease cost	(1)	1,524	5,275
Sublease income	Other, net	(172)	(834)

Total lease cost		$11,709	$37,711

(1)	Cost classification varies depending on the leased asset. Costs are primarily included within sales, marketing, general and administrative and cost of operations.

Balance Sheet Information

Right-of-use assets and lease liabilities are as follows:

	Balance Sheet Location	December 31, 2020
Right-of-use assets
Operating leases	Operating lease right-of-use assets, net	$99,258
Finance leases	Property and equipment, net	1,975

Total right-of-use assets		$101,233

Lease liabilities
Current liabilities
Operating leases	Current portion of operating lease liabilities	$30,813
Finance leases	Current portion of long-term debt	577
Noncurrent liabilities
Operating leases	Long-term operating lease liabilities	80,789
Finance leases	Long-term debt, excluding current portion	1,373

Total lease liabilities		$113,552

Change Healthcare Inc.

Notes to Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Cash Flow Information

Supplemental cash flow information is as follows:

	Nine Months Ended December 31, 2020
	Operating Leases	Finance Leases
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows	$31,331	$102
Financing cash flows	$—	$490
Non-cash activities
Right-of-use assets obtained in exchange for lease liabilities (1)	$11,846	$363

(1)	Amounts exclude the impact of adopting ASC 842. See Note 2, Significant Accounting Policies.

Maturity of Lease Liabilities

Maturities of lease liabilities by fiscal year as of December 31, 2020 are as follows:

	Operating Leases	Finance Leases	Total
Remainder of 2021	$10,022	$183	$10,205
2022	36,697	664	37,361
2023	27,580	485	28,065
2024	19,037	468	19,505
2025	14,011	390	14,401
2026 and thereafter	25,501	—	25,501

Total lease liabilities, undiscounted	132,848	2,190	135,038
Less: Imputed interest	21,246	240	21,486

Total lease liabilities	$111,602	$1,950	$113,552

Maturities of lease liabilities by fiscal year as of March 31, 2020 were as follows:

	Operating Leases	Finance Leases	Total
2021	$40,476	$468	$40,944
2022	34,750	468	35,218
2023	23,761	468	24,229
2024	15,393	468	15,861
2025	10,780	390	11,170
2026 and thereafter	15,850	—	15,850

Total lease liabilities, undiscounted	$141,010	$2,262	$143,272

Other Information

Other information related to our leases as of December 31, 2020 is as follows:

	Operating Leases	Finance Leases
Weighted-average remaining lease term	4.79 years	3.70 years
Weighted-average discount rate	7.39%	6.53%

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

At December 31, 2020, each of our outstanding interest rate cap agreements were designated as cash flow hedges of interest rate risk and were determined to be highly effective.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. We estimate that $2,005 will be reclassified as an increase to interest expense within one year.

Fair Value

The fair value of derivative instruments at December 31, 2020 and March 31, 2020 is as follows:

	Fair Values of Derivative Financial Instruments
	Asset (Liability)
	Balance Sheet Location	December 31, 2020	March 31, 2020
Derivative financial instruments designated as hedging instruments:
Interest rate cap agreements	Accrued expenses	(28,985)	(28,131)
Interest rate cap agreements	Other long-term liabilities	(3,288)	(19,277)

Total		$(32,273)	$(47,408)

See Note 10, Fair Value Measurements, for additional information.

Effect of Derivative Instruments on the Statement of Operations

The effect of the derivative instruments on the consolidated statements of operations is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Derivative financial instruments in cash flow hedging relationships:
Gain/(loss) related to derivative financial instruments recognized in other comprehensive income (loss)	$(383)	$—	$(7,119)	$—

Gain/(loss) related to portion of derivative financial instruments reclassified from accumulated other comprehensive income (loss) to interest expense	$302	$—	$858	$—

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

As of December 31, 2020, the termination value of derivative financial instruments in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, was $32,953. If we had breached any of these provisions at December 31, 2020, we could have been required to settle our obligations under the agreements at this termination value. We do not offset any derivative financial instruments and the derivative financial instruments are not subject to collateral posting requirements.

10. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities that are measured at fair value on a recurring basis consist of derivative financial instruments and contingent consideration obligations. The following tables summarize these items, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Balance at	Quoted i n Identical Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Interest rate cap agreements	$(32,273)	$—	$(32,273)	$—
Contingent consideration obligation	—	—	—	—

Total	$(32,273)	$—	$(32,273)	$—

		Quoted in	Significant Other	Significant
Description	Balance at March 31, 2020	Identical Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Interest rate cap agreements	$(47,408)	$—	$(47,408)	$—
Contingent consideration obligation	(3,000)	—	—	(3,000)

Total	$(50,408)	$—	$(47,408)	$(3,000)

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments utilize Level 3 inputs to evaluate the likelihood of both our own default and counterparty default. As of December 31, 2020, we determined that the credit valuation adjustments are not significant to the overall valuation of the derivatives. As a result, the derivative valuations are classified in Level 2 of the fair value hierarchy.

Change Healthcare Inc.

Notes to Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Contingent Consideration

Prior to December 31, 2020, the valuation of our contingent consideration obligations was determined using a discounted cash flow method that involved a Monte Carlo simulation. This analysis reflects the contractual terms of the purchase agreements (i.e., minimum and maximum payments, length of earn-out periods, manner of calculating amounts due, etc.) and utilizes assumptions with regard to future cash flows that were determined using a Monte Carlo simulation which were then discounted to present value using an appropriate discount rate. Significant increases with respect to assumptions as to future revenue would have resulted in a higher fair value measurement while an increase in the discount rate would have resulted in a lower fair value measurement. The measurement period ended December 31, 2020, and the Company determined no obligations remained. As such, the contingent consideration liability was reduced to zero as of December 31, 2020.

The table below presents a reconciliation of the fair value of the liabilities that use significant unobservable inputs (Level 3):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Balance at beginning of period	$—	$—	$(3,000)	$—
Gain/(loss) included in contingent consideration	—	—	3,000	—

Balance at end of period	$—	$—	$—	$—

Assets and Liabilities Measured at Fair Value upon Initial Recognition

The carrying amounts and fair values of financial instruments held as of December 31, 2020 and March 31, 2020 were as follows:

	December 31, 2020		March 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$137,357	$137,357	$410,405	$410,405
Accounts receivable	$697,948	$697,948	$740,105	$740,105
Investment in business purchase option	$—	$—	$146,500	$146,500
Senior Credit Facilities (Level 2)	$3,447,156	$3,529,963	$3,682,457	$3,452,687
Senior Notes (Level 2)	$1,317,689	$1,348,188	$997,772	$950,000
Debt component of tangible equity units (Level 2)	$24,268	$24,801	$35,431	$34,806

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

Long-term debt as of December 31, 2020 and March 31, 2020, consisted of the following:

	December 31, 2020	March 31, 2020
Senior Credit Facilities
$5,100,000 Term Loan Facility, due March 1, 2024, net of unamortized discount of $96,094 and $125,793 at December 31, 2020 and March 31, 2020, respectively (effective interest rate of 4.42% and 4.42%, respectively)	$3,447,156	$3,682,457
$785,000 Revolving Facility, expiring July 3, 2024, and bearing interest at a variable interest rate (1)	—	250,000
Senior Notes
$1,325,000 5.75% Senior Notes due March 1, 2025, net of unamortized discount of $7,311 and $2,228 at December 31, 2020 and March 31, 2020, respectively (effective interest rate of 5.90% and 5.80%, respectively)	1,317,689	997,772
Tangible Equity Unit Senior Amortizing Note
$47,367 Senior Amortizing Notes due June 30, 2022, net of unamortized discount of $405 and $842 at December 31, 2020 and March 31, 2020, respectively (effective interest rate of 7.44% and 7.44%, respectively)	24,268	35,431
Other	28,734	23,413
Less current portion	(37,019)	(278,779)

Long-term debt	$4,780,828	$4,710,294

(1)	The weighted average interest rate at March 31, 2020 was 3.25%.

Change Healthcare Inc.

Notes to Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Senior Credit Facilities

In June 2020, we repaid our outstanding Revolving Facility balance of $250,000. The Revolving Facility has a total borrowing capacity of $785,000 less outstanding letters of credit which totaled $6,194 and $5,118 at December 31, 2020 and March 31, 2020, respectively, leaving $778,806 and $529,882 available for borrowing, respectively.

Senior Notes Issuance

In April 2020, we issued an additional $325,000 aggregate principal amount of 5.75% Senior Notes due 2025 (the “Notes”) and incurred issuance costs of $5,364. The Notes were issued as part of the same series as the $1,000,000 Senior Notes issued in February 2017.

Term Loan Repayments

In the second quarter of fiscal year 2021, we repaid $50,000 on our Term Loan Facility and recognized a loss on extinguishment of $1,489 in our consolidated statement of operations. In the third quarter of fiscal year 2021, we repaid an additional $215,000 and recognized a loss on extinguishment of $6,145 in our consolidated statement of operations.

12. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Numerator:
Net income (loss)	$2,196	$50,735	$(99,120)	$(80,716)
Denominator:
Weighted average common shares outstanding	304,547,891	124,962,970	304,104,388	108,371,642
Minimum shares issuable under purchase contracts	16,465,704	18,429,325	16,465,704	12,286,217

Total weighted average shares outstanding	321,013,595	143,392,295	320,570,092	120,657,859

Basic net income (loss) per share	$0.01	$0.35	$(0.31)	$(0.67)

Diluted net income per share:
Numerator:
Net income (loss)	$2,196	$50,735	$(99,120)	$(80,716)
Denominator:
Number of shares used in basic computation	321,013,595	143,392,295	320,570,092	120,657,859
Weighted average effect of dilutive securities
Dilutive shares issuable under purchase contracts	—	1,450,910	—	—
Time-Vesting Options	932,344	1,059,868	—	—
Restricted Share Units	2,753,810	289,537	—	—
Deferred Stock Units	95,624	9,250	—	—
Employee Stock Purchase Program Shares	20,151	—	—	—

	324,815,524	146,201,860	320,570,092	120,657,859

Diluted net income (loss) per share	$0.01	$0.35	$(0.31)	$(0.67)

Change Healthcare Inc.

Notes to Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Due to their antidilutive effect, the following securities have been excluded from diluted net income (loss) per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Dilutive shares issuable under purchase contracts	—	—	1,579,991	1,712,220
Time-Vesting Options	—	—	766,432	1,290,327
Restricted Share Units	—	—	2,360,586	605,830
Deferred Stock Units	—	—	81,983	6,167

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

Under the tax receivable agreements assumed in connection with the Merger, we are obligated to make payments to certain former stockholders as well as to affiliates of The Blackstone Group, Inc., some of whom are considered related parties. The cash payments made are equal to 85% of the applicable cash savings realized or expected to be realized for the applicable tax receivable agreements. The tax receivable agreements were measured at their fair value as part of the Merger and are recognized at their initial fair value plus recognized accretion to date on the consolidated balance sheet. Accretion recorded during the period pertaining to related party payments is recorded separately to Accretion and changes in estimate with related parties, net, whereas non-related party accretion is recorded within Sales, marketing, general and administrative in the consolidated statement of operations. As the payments are due to both current and former owners, we have separately presented the estimated aggregated payments due to related parties in future fiscal years in the table below.

McKesson Tax Receivable Agreement

In connection with the closing of the Merger, we along with the Joint Venture, the subsidiaries of McKesson that served as members of the Joint Venture (“McK Members”), and McKesson entered into a tax receivable agreement (the “McKesson Tax Receivable Agreement”). The McKesson Tax Receivable Agreement generally requires payment to affiliates of McKesson of 85% of certain cash tax savings realized (or, in certain circumstances, deemed to be realized) in periods ending on or after the date on which McKesson ceases to own at least 20% of the Joint Venture as a result of (i) certain amortizable tax basis in assets transferred to the Joint Venture at the Contribution Agreement Closing and (ii) imputed interest deductions and certain other tax attributes arising from payments under the McKesson Tax Receivable Agreement. Following the McKesson exit and based on anticipated amortization allocations, we recorded an obligation for the McKesson Tax Receivable estimated payments, which represents a loss contingency under ASC 450 and is included in the other long-term liabilities on the consolidated balance sheet. Future changes in this value will be reflected within pretax income or loss.

Based on facts and circumstances at December 31, 2020, we estimate the aggregate payments due under our tax receivable agreements in future fiscal years to be as follows:

	Related Party Tax Receivable Agreements	McKesson Tax Receivable Agreement	Other Tax Receivable Agreements	Total
Remainder of 2021	$—	$—	$—	$—
2022	11,606	128	10,788	22,522
2023	11,349	35,992	10,722	58,063
2024	23,421	7,368	13,549	44,338
2025	50,772	23,836	20,004	94,612
Thereafter	83,221	92,192	61,192	236,605

Gross expected payments	180,369	159,516	116,255	456,140
Less: Amounts representing discount	(69,149)	—	(36,561)	(105,710)

Total tax receivable agreement obligation	111,220	159,516	79,694	350,430
Less: Current portion due (included in accrued expenses)	(11,606)	(128)	(10,788)	(22,522)

Tax receivable agreement long-term obligation	$99,614	$159,388	$68,906	$327,908

The timing and/or amount of aggregate payments due may vary based on a number of factors, including the amount of net operating losses and income tax rates.

Change Healthcare Inc.

Notes to Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

14. Income Taxes

The following table summarizes income tax information:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Income tax provision (benefit)	$(4,562)	$15,240	$(31,411)	$(564)
Effective tax rate	192.8%	23.1%	24.1%	0.7%

Three and Nine Months Ended December 31, 2020 and 2019

Fluctuations in our reported income tax rates from the statutory rate are primarily due to the impacts of our acquisition and divestiture activity, benefits recognized as a result of certain incentive tax credits resulting from research and experimental expenditures, and discrete items recognized in the three and nine months ended December 31, 2020. For the three and nine months ended December 31, 2019, fluctuations in our reported income tax rates from the statutory rate are primarily due to benefits recognized as a result of certain incentive tax credits resulting from research and experimental expenditures and the impacts of discrete items.

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

16. Accumulated Other Comprehensive Income (Loss)

The following is a summary of the accumulated other comprehensive income (loss) activity for the nine months ended December 31, 2020 and 2019. Prior to the Merger, the activity in accumulated other comprehensive income (loss) reflects the proportionate share of the Joint Venture’s accumulated other comprehensive income (loss), net of taxes.

Change Healthcare Inc.

Notes to Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

	Available For Sale Debt Security	Foreign Currency Translation Adjustment	Cash Flow Hedge	Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2019	$—	$(1,565)	$(1,691)	$(3,256)
Cumulative effect of accounting change of the Joint Venture-ASU 2018-02	—	—	422	422
Change associated with foreign currency translation	—	226	—	226
Change associated with current period hedging	—	—	(5,117)	(5,117)
Reclassification into earnings	—	—	(314)	(314)

Balance at June 30, 2019	$—	$(1,339)	$(6,700)	$(8,039)
Unrealized gain (loss) on available for sale debt securities of the Joint Venture	1,173	—	—	1,173
Change associated with foreign currency translation	—	1,583	—	1,583
Change associated with current period hedging	—	—	(1,509)	(1,509)
Reclassification into earnings	—	—	199	199

Balance at September 30, 2019	$1,173	$244	$(8,010)	$(6,593)
Unrealized gain (loss) on available for sale debt securities of the Joint Venture	134	—	—	134
Change associated with foreign currency translation	—	1,728	—	1,728
Change associated with current period hedging	—	—	289	289
Reclassification into earnings	—	—	1,024	1,024

Balance at December 31, 2019	$1,307	$1,972	$(6,697)	$(3,418)

Balance at March 31, 2020	$—	$(7,084)	$(288)	$(7,372)
Change associated with foreign currency translation	—	6,353	—	6,353
Change associated with current period hedging	—	—	(4,459)	(4,459)
Reclassification into earnings	—	—	275	275

Balance at June 30, 2020	$—	$(731)	$(4,472)	$(5,203)
Change associated with foreign currency translation	—	5,221	—	5,221
Change associated with current period hedging	—	—	(2,277)	(2,277)
Reclassification into earnings	—	—	281	281

Balance at September 30, 2020	$—	$4,490	$(6,468)	$(1,978)
Change associated with foreign currency translation	—	11,526	—	11,526
Change associated with current period hedging	—	—	(383)	(383)
Reclassification into earnings	—	—	302	302

Balance at December 31, 2020	$—	$16,016	$(6,549)	$9,467

Effective April 1, 2019, the Joint Venture adopted FASB ASU No. 2018-02, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. The adoption of this update resulted in a reclassification between accumulated other comprehensive income (loss) and accumulated earnings (deficit).

17. Incentive Compensation Plans

Long Term Incentive Plan Awards

In connection with the Omnibus Incentive Plan, during the nine months ended December 31, 2020, we granted to our employees and directors one or a combination of time-vesting restricted stock units, cash settled restricted stock units, and performance stock units under vesting terms that generally vary from one to four years from the date of grant.

Restricted Stock Units (“RSUs”) – We granted 107,520 and 5,832,321 RSUs during the three and nine months ended December 31, 2020, respectively. The RSUs are subject to either a graded vesting schedule over four years or a one-year cliff vesting schedule, depending on the terms of the specific award. Upon vesting, the RSUs are exchanged for shares of common stock.

Cash Settled Restricted Stock Units (“CSRSUs”) – We granted zero and 172,524 CSRSUs during the three and nine months ended December 31, 2020, respectively. The CSRSUs vest 100% upon the one-year anniversary of the date of grant. Upon vesting, we are required to pay cash in settlement of such CSRSUs based on their fair value at the date such CSRSUs vest.

Change Healthcare Inc.

Notes to Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Performance Stock Units (“PSUs”) – We granted 1,177,152 PSUs during the three and nine months ended December 31, 2020. The PSUs consist of two tranches, one for which vesting varies based on the Company’s compounded annual revenue growth rate over a three year period in comparison to a target percentage and one for which vesting varies based on the Company’s compounded annual Adjusted EBITDA growth rate over a three year period in comparison to a target percentage. The awards earned upon satisfaction of the performance conditions become vested on the third anniversary of the vesting commencement date of the award. The Company recognizes compensation expense for the PSUs based on the number of awards that are considered probable to vest. Recognition of expense is based on the probability of achievement of performance targets and is periodically reevaluated.

We recognized compensation expense related to these awards granted during the three and nine months ended December 31, 2020 of $5,518 and $10,971, respectively. At December 31, 2020, aggregate unrecognized compensation expense related to these awards was $73,859.

eRx Awards

Upon completion of the eRx acquisition all outstanding eRx equity awards were canceled. Holders of eRx stock options and vested eRx stock appreciation rights were able to elect to receive consideration in the form of a cash payment or vested stock appreciation rights of the Company. For those individuals with unvested eRx equity awards, we elected to issue replacement awards with vesting and exercisability terms generally identical to the existing eRx awards which were replaced. These replacement awards granted under the Omnibus Incentive Plan consisted of unvested restricted share units (“eRx RSUs”) and unvested stock appreciation rights (“eRx SARs”) with terms identical to the original eRx awards. The awards vest subject to the employee’s continued employment through the date when Blackstone has sold at least 25% of the maximum number of shares held by it (i.e., a liquidity event) and achieved specified rates of return that vary by award. Upon vesting, we are required to pay cash in settlement of such eRx awards based on their fair value at the date of such vesting. During the three and nine months ended December 31, 2020, we recognized compensation expense related to eRx awards granted under the Omnibus Incentive Plan of $208 and $1,675, respectively. At December 31, 2020, aggregate unrecognized compensation expense related to these awards was $1,185.

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

Transition Services Agreements

In connection with the creation of the Joint Venture, we entered into transition services agreements with eRx. Under the agreements, we provided certain transition services to eRx in exchange for specified fees. Prior to the acquisition of eRx, we recognized $283 and $0 in transition fee income during the nine months ended December 31, 2020 and 2019, respectively. We recognized $0 in transition fee income during the three months ended December 31, 2020 and 2019. The amounts received are included in Other, net in the consolidated statement of operations.

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

Term Loans Held by Related Party

Certain investment funds managed by GSO Capital Partners LP (the “GSO-managed funds”) held a portion of the term loans under our Senior Credit Facilities. GSO Advisor Holdings LLC (“GSO Advisor”) is the general partner of GSO Capital Partners LP and Blackstone, indirectly through its subsidiaries, holds all of the issued and outstanding equity interests of GSO Advisor. As of December 31, 2020 and March 31, 2020, the GSO-managed funds held $168,200 and $151,301, respectively, in principal amount of the Senior Credit Facilities (none of which is classified within current portion of long-term debt).

Transactions with Blackstone Portfolio Companies

We provide various services to, and purchase services from, certain Blackstone portfolio companies under contracts that were executed in the normal course of business. The following is a summary of revenue recognized/amounts paid related to service provided to/from Blackstone portfolio companies:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Revenue recognized related to services provided	$934	$—	$2,815	$—
Amount paid related to services received	$3,883	$—	$13,341	$—

Change Healthcare Inc.

Notes to Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

19. Segment Reporting

Management views the Company’s operating results based on three reportable segments: (a) Software and Analytics, (b) Network Solutions and (c) Technology-Enabled Services.

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

Segment Results

Revenue and adjusted EBITDA for each of the reportable segments for the three and nine months ended December 31, 2020 are shown below. Information is reflected in the manner utilized by management to make operating decisions, assess performance and allocate resources. Such amounts include allocations of corporate shared services functions that are essential to the core operations of the reportable segments. Segment assets and related depreciation expenses are not presented to management for purposes of operational decision making, and therefore are not included in the accompanying tables.

	Three Months Ended	Nine Months Ended
	December 31, 2020	December 31, 2020
Segment Revenue
Software and Analytics	$372,212	$1,118,661
Network Solutions	192,588	519,509
Technology-Enabled Services	222,514	642,037
Postage and Eliminations (1)	22,006	73,142
Purchase Accounting Adjustment (2)	(24,179)	(118,088)

Net Revenue	$785,141	$2,235,261

Segment Adjusted EBITDA
Software and Analytics	$120,779	$382,103
Network Solutions	103,847	268,858
Technology-Enabled Services	8,798	11,158

Adjusted EBITDA	$233,424	$662,119

Reconciliation of income (loss) before tax provision (benefit) to Adjusted EBITDA
Income (loss) before income tax provision (benefit)	$(2,366)	$(130,531)
Amortization of capitalized software developed for sale	460	550
Depreciation and amortization	151,143	436,552

Change Healthcare Inc.

Notes to Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Interest expense	61,439	185,733
Equity compensation	10,944	34,858
Acquisition accounting adjustments	20,601	103,826
Acquisition and divestiture-related costs	2,661	10,119
Integration and related costs	9,688	27,581
Strategic initiatives, duplicative and transition costs	4,324	13,169
Severance costs	2,591	10,467
Accretion and changes in estimate, net	(2,759)	8,429
Impairment of long-lived assets and other	658	14,418
Gain on sale of businesses	(32,217)	(60,487)
Contingent consideration	—	(3,000)
Loss on extinguishment of debt	6,145	7,634
Other non-routine, net	112	2,801

Adjusted EBITDA	$233,424	$662,119

(1)	Revenue for the Postage and Eliminations segment includes postage revenue of $49,877 and $145,672 for the three and nine months ended December 31, 2020, respectively.
(2)	Amount reflects the impact to deferred revenue resulting from the Merger which reduced revenue recognized during the period.

Prior to the Merger, the Company had minimal operations outside of the investment in the Joint Venture and the Company’s standalone operating results were not utilized by management to make operating decisions, assess performance, or allocate resources. As such, the Company reported its results as a single reportable segment for the three and nine months ended December 31, 2019.

20. Subsequent Events

On January 5, 2021, the Company entered into a definitive agreement and plan of merger with UnitedHealth Group Incorporated (“UnitedHealth Group”) under which UnitedHealth Group will acquire all outstanding shares of the Company (“the transaction”). The agreement calls for the acquisition of the Company’s common stock for $25.75 per share in cash and is expected to close in the second half of 2021, subject to Company shareholders’ approval, regulatory approvals and other customary closing conditions. No accounting adjustments related to this transaction were recorded in the three months ended December 31, 2020. Agreements related to the transaction are included as exhibits to this Quarterly Report on Form 10-Q.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition. The MD&A is provided as a supplement to, and should be read in conjunction with, our Annual Report on Form 10-K for the year ended March 31, 2020, as well as the unaudited consolidated financial statements and the related notes presented in Item 1 of this Quarterly Report for the quarter ended December 31, 2020 (“Quarterly Report”).

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

Recent Developments

Sale Transaction – UnitedHealth Group Incorporated

On January 5, 2021, we entered into an Agreement and Plan of Merger (the “UHG Agreement”) with UnitedHealth Group Incorporated, a Delaware corporation (“UnitedHealth Group”), and UnitedHealth Group’s wholly owned subsidiary Cambridge Merger Sub Inc., a Delaware corporation. Pursuant to the UHG Agreement, UnitedHealth Group has agreed to acquire all of the outstanding shares of the Company’s common stock for $25.75 per share in cash, as set forth in the UHG Agreement.

The UHG Agreement contains representations, warranties and covenants of the parties customary for transactions of this type. Until the earlier of the termination of the UHG Agreement and the consummation of the transaction, the Company has agreed to operate its business and the business of its subsidiaries in the ordinary course and has agreed to certain other operating covenants, as set forth more fully in the UHG Agreement. The Company also has agreed not to solicit alternative acquisition proposals but may, under certain circumstances, engage in negotiations with persons making alternative acquisition proposals and terminate the UHG Agreement to enter into an alternative acquisition agreement that constitutes a “superior proposal.”

The UHG Agreement contains certain termination rights for both UnitedHealth Group and the Company and further provides that, upon termination of the UHG Agreement under certain circumstances, including if the Company terminates the UHG Agreement to accept a superior proposal, or where our Board of Directors changes its recommendation in favor of the transaction and UnitedHealth Group subsequently terminates the UHG Agreement due to such change of recommendation, the Company may be required to pay UnitedHealth Group a termination fee of $300.0 million.

Term Loan Repayments

In the third quarter of fiscal year 2021, we repaid an additional $215.0 million and recognized a loss on extinguishment of $6.1 million in our consolidated statement of operations. In the second quarter of fiscal year 2021, we repaid $50.0 million on our Term Loan Facility and recognized a loss on extinguishment of $1.5 million in our consolidated statement of operations. See Note 11, Long-Term Debt, for additional information.

Capacity Management

In December 2020, we completed the sale of our Capacity Management business, which was included in our Software and Analytics segment, for total consideration of $67.5 million, subject to a customary working capital adjustment. In connection with this transaction, we recognized a pre-tax gain on disposal of $32.7 million. See Note 5, Dispositions for additional information.

Nucleus.io

In August 2020, we completed the acquisition of Nucleus.io, a leader in the development of advanced, fully enabled, cloud-native imaging and workflow technology. We acquired Nucleus.io for total consideration of $35.1 million and accounted for the acquisition as a business combination. See Note 4, Business Combinations for additional information.

Senior Credit Facilities

In June 2020, we repaid our outstanding Revolving Facility balance of $250.0 million. See Note 11, Long-Term Debt, for additional information.

PDX, Inc.

In June 2020, we completed the purchase of PDX, Inc. (“PDX”), a company focused on delivering patient centric and innovative technologies for pharmacies and health systems. We acquired 100% of the ownership interest for a purchase price of $208.0 million and accounted for this transaction as a business combination. See Note 4, Business Combinations for additional information.

eRx Network Holdings, Inc.

In May 2020, we exercised our option to purchase and completed the acquisition of eRx Network Holdings, Inc. (“eRx”), a leading provider in comprehensive, innovative and secure data-driven solutions for pharmacies. We acquired 100% of the ownership interest for $212.9 million plus cash on the balance sheet and accounted for this transaction as a business combination. See Note 4, Business Combinations for additional information.

Connected Analytics

In May 2020, we completed the sale of our Connected Analytics business, which was included in our Software and Analytics segment, for total consideration of $55.0 million, subject to a customary working capital adjustment, including a $25.0 million note receivable from the buyer. In connection with this transaction, we recognized a pre-tax gain on disposal of $24.2 million. In July 2020, we received $25.0 million plus interest from the buyer in satisfaction of the outstanding note receivable. See Note 5, Dispositions for additional information.

Senior Notes Issuance

In April 2020, we issued $325.0 million aggregate principal amount of 5.75% Senior Notes due 2025 (the “Notes”). The Notes were issued as part of the same series as the $1,000.0 million Senior Notes issued in February 2017. See Note 11, Long-Term Debt, for additional information.

Key Components of Our Results of Operations

Prior to the Merger described below, the Company had minimal operations outside of the investment in the Joint Venture, and the Company’s standalone operating results were not utilized by management to make operating decisions, assess performance, or allocate resources. As such, the prior period did not include meaningful operating results and only a single reportable segment for the three and nine months ended December 31, 2019.

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

During the first quarter of fiscal year 2021, management decided to allocate all administrative and certain other corporate expenses to the respective reportable segments. Prior to the Merger, the Company had minimal operations outside of the investment in the Joint Venture, and the Company’s standalone operating results were not utilized by management to make operating decisions, assess performance, or allocate resources. As such, the Company reported its results as a single reportable segment for the three and nine months ended December 31, 2019. For reference, the financial results of the Joint Venture’s reportable segments for fiscal years 2019 and 2020 have been recast to reflect the allocation of administrative and corporate expenses described above and are included in Exhibit 99.1.

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

In response to COVID-19, we initiated a number of actions with our employees’ health being our first priority. We also focused on serving our customers and introducing new products and services to address their previously unexpected but now urgent needs related to COVID-19. To ensure our business continuity and the safety and welfare of our team members, we moved the majority of our employees to work from home, shifted to a virtual meeting environment, suspended all non-critical business travel, and expanded telehealth and COVID-19 related paid time off coverage to all employees. We also completed a comprehensive review of our cost structure to balance costs with interim variability in our revenue and have actively aligned our staffing level, primarily in our Technology-Enabled Services segment to address lower interim volume. Starting in March 2020, we initiated hiring freezes, began contractor reductions and made other staffing reductions, primarily in the form of furloughs to provide us with greater flexibility to scale back up as volumes recover. We have also evaluated our real estate portfolio, closing or right-sizing certain office locations as we plan for an increased number of our employees to continue to work from home. These actions somewhat offset the negative impacts of COVID-19 described above in the first nine months of fiscal year 2021, and we expect to continue to see the impact of these actions throughout the remainder of the fiscal year.

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

Acquisitions and Divestitures

Prior to entering into the UHG Agreement, we actively evaluated opportunities to improve and expand our business through targeted acquisitions that are consistent with our strategy. While the UHG Agreement does not prohibit us from engaging in all types of acquisitions, we anticipate such activity to be more limited prior to the expected closing of the transaction. On occasion, and consistent with the UHG Agreement, we may also dispose of certain components of our business that no longer fit within our overall strategy. Because of the acquisition and divestiture activity as well as the shifting revenue mix of our business due to this activity, our results of operations may not be directly comparable among periods. See Note 4, Business Combinations, and Note 5, Dispositions, for details of recent activity.

Results of Operations

Three and Nine Months Ended December 31, 2020

(amounts in millions) (1)	Three Months Ended December 31, 2020	Nine Months Ended December 31, 2020
Revenue
Solutions revenue	$735.3	$2,089.6
Postage revenue	49.9	145.7

Total revenue	785.1	2,235.3
Operating expenses
Cost of operations (exclusive of depreciation and amortization below)	$332.4	$977.6
Research and development	58.3	168.1
Sales, marketing, general and administrative	162.0	499.0
Customer postage	49.9	145.7
Depreciation and amortization	151.1	436.6
Accretion and changes in estimate with related parties, net	1.0	10.4
Gain on sale of businesses	(32.2)	(60.5)

Total operating expenses	$722.4	$2,176.9

Operating income (loss)	$62.7	$58.4
Non-operating (income) expense
Interest expense, net	61.4	185.7
Contingent consideration	—	(3.0)
Loss on extinguishment of debt	6.1	7.6
Other, net	(2.5)	(1.4)

Total non-operating (income) expense	$65.1	$188.9
Income (loss) before income tax provision (benefit)	(2.4)	(130.5)
Income tax provision (benefit)	(4.6)	(31.4)

Net income (loss)	$2.2	$(99.1)

(1)	As a result of displaying amounts in millions, rounding differences may exist in the table above.

Revenue

Solutions revenue

Solutions revenue was $735.3 million and $2,089.6 million for the three and nine months ended December 31, 2020, respectively. Factors affecting solutions revenue are described in the various segment discussions below.

Postage revenue

Postage revenue was $49.9 million and $145.7 million for the three and nine months ended December 31, 2020, respectively. See “Customer Postage” below for additional information.

Operating Expenses

Cost of operations (exclusive of depreciation and amortization)

Cost of operations was $332.4 million and $977.6 million for the three and nine months ended December 31, 2020, respectively. Cost of operations reflects lower staffing and materials costs associated with decreased utilization as a result of COVID-19, partially offset by incremental costs associated with recent acquisitions.

Research and development

Research and development expense was $58.3 million and $168.1 million for the three and nine months ended December 31, 2020, respectively. Research and development expense includes incremental costs associated with recent acquisitions partially offset by deferred hiring and other related costs impacted by COVID-19.

Sales, marketing, general and administrative

Sales, marketing, general and administrative expense was $162.0 million and $499.0 million for the three and nine months ended December 31, 2020, respectively. Sales, marketing, general and administrative expense for the three months ended December 31, 2020 reflects lower costs related to operational efficiencies and productivity. Sales, marketing, general and administrative expense for the nine months ended December 31, 2020 primarily reflects lower costs related to reduced healthcare benefits and deferred hiring as a result of COVID-19 as well as operational efficiencies and productivity.

Customer postage

Customer postage was $49.9 million and $145.7 million for the three and nine months ended December 31, 2020, respectively. Customer postage is affected by changes in print volumes within communication and payment solutions. Because customer postage is a pass-through cost to our customers, changes in volume of customer postage generally have no effect on operating income.

Depreciation and amortization

Depreciation and amortization expense was $151.1 million and $436.6 million for the three and nine months ended December 31, 2020, respectively. Depreciation and amortization were generally affected by routine amortization of tangible and intangible assets existing at March 31, 2020 which was impacted by fair value adjustments resulting from the Merger, as well as the routine amortization and depreciation of additions to property, equipment, software and intangible assets since that date.

Accretion and changes in estimate with related parties, net

Accretion and changes in estimate with related parties, net was $1.0 million and $10.4 million for the three and nine months ended December 31, 2020, respectively. Accretion is routinely affected by changes in the expected timing or amount of cash flows which may result from various factors, including changes in tax rates.

Gain on sale of businesses

Gain on sale of businesses was $32.2 million and $60.5 million for the three and nine months ended December 31, 2020, respectively, which primarily represents the gain recorded as a result of the sales of Connected Analytics in May 2020 and Capacity Management in December 2020.

Non-Operating Income and Expense

Interest expense, net

Interest expense, net was $61.4 million and $185.7 million for the three and nine months ended December 31, 2020, respectively. We have interest rate cap agreements in place to limit our exposure to rising interest rates and such agreements, together with our fixed rate notes, effectively fixed interest rates for approximately 79% of our total indebtedness at December 31, 2020.

Contingent consideration

Contingent consideration reflects changes in the fair value of our earnout obligation to the former owners of an acquired business. The earnout obligation ended as of December 31, 2020, and the contingent consideration liability has been reduced to zero.

Loss on extinguishment of debt

Loss on extinguishment of debt was $6.1 million and $7.6 million for the three and nine months ended December 31, 2020, respectively, which is related to the write-off of unamortized discounts associated with repayments of our Term Loan Facility.

Other, net

Other, net primarily reflects mark to market adjustments on our investments.

Income Taxes

Our effective tax rate for the three and nine months ended December 31, 2020 was 192.8% and 24.1%, respectively. Fluctuations in our reported income tax rates from the statutory rate are primarily due to the impacts of our acquisition and divestiture activity, benefits recognized as a result of certain incentive tax credits resulting from research and experimental expenditures, and discrete items.

Solutions Revenue and Adjusted EBITDA

	Three Months Ended	Nine Months Ended
(amounts in millions) (1)	December 31, 2020	December 31, 2020
Solutions revenue (2)
Software and Analytics	$372.2	$1,118.7
Network Solutions	$192.6	$519.5
Technology-Enabled Services	$222.5	$642.0
Adjusted EBITDA
Software and Analytics	$120.8	$382.1
Network Solutions	$103.8	$268.9
Technology-Enabled Services	$8.8	$11.2

(1)	As a result of displaying amounts in millions, rounding differences may exist in the table above.
(2)	Includes inter-segment revenue and excludes deferred revenue purchase accounting adjustments.

Software and Analytics

Software and Analytics revenue for the three and nine months ended December 31, 2020 reflects the negative impact of COVID-19 and the impact of the Connected Analytics and Capacity Management divestitures. The Connected Analytics and Capacity Management divestures had a combined revenue impact for the three and nine months ended December 31, 2020 of $17.3 million and $46.0 million, respectively. This negative impact was partially offset by new sales and organic revenue growth. Software and Analytics adjusted EBITDA for the three and nine months ended December 31, 2020 was impacted by the same factors that impacted revenue and continued productivity and synergy realization.

Network Solutions

Network Solutions revenue for the three months ended December 31, 2020 reflects the impacts of the eRx and PDX acquisitions, which had a combined impact of $35.3 million, as well as new sales. For the nine months ended December 31, 2020, Network Solutions revenue was impacted by the same factors that impacted the three months ended December 31, 2020, including a combined revenue impact of $85.2 million from the eRx and PDX acquisitions, partially offset by lower utilization due to COVID-19. Network Solutions adjusted EBITDA for the three and nine months ended December 31, 2020 was impacted by the same factors that impacted revenue as well as investments to support new product launches and market expansion opportunities in the core network, data solutions, and business to business payments.

Technology-Enabled Services

Technology-Enabled Services revenue for the three and nine months ended December 31, 2020, reflects lower volume, driven by the impact of COVID-19 and customer attrition, partially offset by new sales and organic revenue growth. Technology-Enabled Services adjusted EBITDA for the three and nine months ended December 31, 2020 was impacted by the same factors that impacted revenue and continued productivity.

Three and Nine Months Ended December 31, 2019

(amounts in millions) (1)	Three Months Ended December 31, 2019	Nine Months Ended December 31, 2019
Total revenue	$—	$—
Operating expenses
Sales, marketing, general and administrative	$1.1	$2.5
Accretion and changes in estimate with related parties, net	(1.2)	47.2

Total operating expenses	$(0.1)	$49.7

Operating income (loss)	$0.1	$(49.7)
Non-operating (income) expense
Loss from Equity Method Investment in the Joint Venture	8.8	104.5
(Gain) loss on other investments	(74.1)	(71.6)
Other, net	(0.6)	(1.2)

Total non-operating (income) and expense	$(65.9)	$31.6
Income (loss) before income tax provision (benefit)	66.0	(81.3)
Income tax provision (benefit)	15.2	(0.6)

Net income (loss)	$50.7	$(80.7)

(1)	As a result of displaying amounts in millions, rounding differences may exist in the table above.

Operating Expenses

Accretion and changes in estimate with related parties, net

For the three months ended December 31, 2019, the Company recorded a reduction in accretion expense of $1.2 million. Accretion and changes in estimate with related parties, net for the nine months ended December 31, 2019 was $47.2 million. These amounts reflect estimated tax payments to be paid to related parties for anticipated future tax savings allocated to the Company.

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

Loss from equity method investment in the Joint Venture was $8.8 million and $104.5 million for the three and nine months ended December 31, 2019, respectively. The loss was discretely affected by the Joint Venture’s adoption of ASC 606 which drove $4.4 million of income and Change Healthcare Inc.’s adoption of ASU 2018-07, which resulted in $11.3 million of loss upon changes in the fair value of its dividend receivable.

(Gain) loss on other investments

(Gain) loss on other investments was $74.1 million and $71.6 million for the three and nine months ended December 31, 2019, respectively. This amount reflects gains recognized during the period on equity securities.

Income Taxes

Our effective tax rate for the three and nine months ended December 31, 2019 was 23.1% and 0.7%, respectively. Fluctuations in our reported income tax rates from the statutory rate are primarily due to benefits recognized as a result of certain incentive tax credits resulting from research and experimental expenditures and discrete items recognized in the quarters.

Significant Changes in Assets and Liabilities

During the first nine months of fiscal year 2021, we completed a debt offering of $325.0 million, repaid $250.0 million that was outstanding on our Revolving Facility, and repaid $265.0 million on our Term Loan Facility. Further, we adopted ASC 842, establishing operating lease right-of-use assets and operating liabilities. As a result of the eRx acquisition, our investment in business purchase option was eliminated and we recognized the assets and liabilities of the acquired eRx and PDX businesses at fair value. Finally, goodwill increased primarily as a result of the acquisitions of eRx and PDX, partially offset by the dispositions of Connected Analytics and Capacity Management.

Within our Network Solutions segment, we regularly receive funds from certain pharmaceutical industry participants in advance of its obligation to remit these funds to participating retail pharmacies. Such funds are not restricted; however, these funds are generally paid out in satisfaction of the processing obligations within three business days of their receipt. At the time of receipt, we record a corresponding liability within accrued expenses on our consolidated balance sheets. At December 31, 2020, we reported $19.0 million of such pass-through payment obligations which were subsequently paid in the first week of January 2021. At March 31, 2020, we reported $29.1 million of such pass-through payment obligations.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are cash flows provided by operating activities, cash and cash equivalents on hand, and our Revolving Facility. Our principal uses of liquidity are working capital, capital expenditures, debt service, business acquisitions and other general corporate purposes. Pursuant to the UHG Agreement with UnitedHealth Group, however, there are limitations on how we conduct our business during the period from the signing of the UHG Agreement through the close of the transaction, including limitations on our ability to, among other things, engage in certain acquisitions, incur indebtedness or issue or sell new debt securities. We anticipate our cash on hand, cash generated from operations, and funds available under the Revolving Facility will be sufficient to fund our planned capital expenditures, debt service obligations, permitted business acquisitions and operating needs. Further, we may be required to make additional principal payments on the Term Loan Facility based on excess cash flows of the prior year, as defined in the credit agreement governing the Term Loan Facility.

Cash and cash equivalents totaled $137.4 million and $410.4 million at December 31, 2020 and March 31, 2020, respectively, of which $15.1 million and $22.2 million was held outside the U.S., respectively. As of December 31, 2020, no amounts had been drawn under the Revolving Facility and $6.2 million had been issued in letters of credit against the Revolving Facility, leaving $778.8 million available for borrowing. We also have the ability to borrow up to an additional $1,105.1 million, or such amount that the senior secured net leverage ratio does not exceed 4.9 to 1.0, whichever is greater, under the Term Loan Facility, subject to certain additional conditions and commitments by existing or new lenders to fund any additional borrowings.

Cash Flows

Nine Months Ended December 31, 2020

The following table summarizes the net cash flow from operating, investing and financing activities:

Nine Months Ended
(amounts in millions) (1)	December 31, 2020
Cash provided by (used in) operating activities	$487.2
Cash provided by (used in) investing activities	(504.2)
Cash provided by (used in) financing activities	(259.5)
Effects of exchange rate changes on cash and cash equivalents	3.4

Net change in cash and cash equivalents	$(273.0)

(1)	As a result of displaying amounts in millions, rounding differences may exist in the table above.

Operating Activities

Cash provided by operating activities is primarily affected by operating income, including the impact of debt service payments, integration related costs and the timing of collections and related disbursements. Cash provided by operating activities includes $10.1 million as a use of cash related to pass-through funds for the nine months ended December 31, 2020.

Investing Activities

Cash used in investing activities reflects primarily the eRx, PDX and Nucleus.io acquisitions partially offset by the sales of the Connected Analytics and Capacity Management businesses that occurred during the nine months ended December 31, 2020. Cash used in investing activities also reflects routine capital expenditures related to purchase of property and equipment and the development of software as well as expenditures related to significant software development efforts necessary to integrate the contributed businesses.

Financing Activities

Cash used in financing activities reflects the repayment of the Revolving Facility and payment made on the Term Loan offset by the issuance of additional Senior Notes during the nine months ended December 31, 2020. Additional cash used in financing activities reflects payments under tax receivable agreements, interest rate cap agreements, employee tax withholdings on vesting of equity awards, deferred financing obligations and TEU agreements.

Nine Months Ended December 31, 2019

The following table summarizes the net cash flow from operating, investing and financing activities:

Nine Months Ended
(amounts in millions) (1)	December 31, 2019
Cash provided by (used in) operating activities	$—
Cash provided by (used in) investing activities	(882.3)
Cash provided by (used in) financing activities	882.3
Effects of exchange rate changes on cash and cash equivalents	—

Net change in cash and cash equivalents	$—

(1)	As a result of displaying amounts in millions, rounding differences may exist in the table above.

Investing Activities

Cash used in investing activities during the nine months ended December 31, 2019, reflects the incremental investment in the Joint Venture upon the Company’s initial public offering.

Financing Activities

Cash provided by financing activities during the nine months ended December 31, 2019, was primarily impacted by the proceeds from the initial public offering.

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

In September 2020, we repaid $50.0 million on our Term Loan Facility and recognized a loss on extinguishment of $1.5 million. In October 2020, we repaid an additional $75.0 million on our Term Loan Facility and recognized a loss on extinguishment of $2.2 million. In November 2020, we repaid an additional $100.0 million on our Term Loan Facility and recognized a loss on extinguishment of $2.8 million. In December 2020, we repaid an additional $40.0 million on our Term Loan Facility and recognized a loss on extinguishment of $1.1 million.

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

Hedges

From time to time, we execute interest rate cap agreements with various counterparties that effectively cap our LIBOR exposure on a portion of our existing Term Loan Facility or similar replacement debt. The following table summarizes the terms of our interest rate cap agreements at December 31, 2020.

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

LIBOR Transition

LIBOR is a commonly used indicative measure of the average interest rate at which major global banks could borrow from one another. In July 2017, the Financial Conduct Authority (the “FCA”) (the authority that governs LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. On November 30, 2020, ICE Benchmark Administration (“IBA”), the administrator of LIBOR, with the support of the United States Federal Reserve and the FCA, announced plans to consult on ceasing publication of LIBOR on December 31, 2021 for only the one week and two month LIBOR tenors, and on June 30, 2023 for all other LIBOR tenors. While this announcement extends the transition period to June 2023, the United States Federal Reserve concurrently issued a statement advising banks to stop new LIBOR issuances by the end of 2021. In light of these recent announcements, the future of LIBOR at this time is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phaseout could cause LIBOR to perform differently than in the past or cease to exist. We have material contracts that are indexed to USD-LIBOR and are monitoring this activity and evaluating the related risks.

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

With certain exceptions, the Term Loan Facility obligations are secured by a first-priority security interest in substantially all of our assets. The Term Loan Facility contains various restrictions and nonfinancial covenants, along with a senior secured net leverage ratio test. The nonfinancial covenants include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. The senior secured net leverage test must be met as a condition to incur additional indebtedness, but otherwise is applicable only to the extent that amounts drawn exceed 35% of the Revolving Facility at the end of any fiscal quarter. As of December 31, 2020, we were in compliance with all debt covenants.

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

Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that factors affecting our actual financial results could cause actual results to differ materially from those expressed in the forward-looking statements. Factors that could materially affect our financial results or such forward-looking statements include, among others, the following factors:

•	various conditions to the closing of the proposed transaction with UnitedHealth Group may not be satisfied or waived;

•	business disruptions from the proposed transaction may harm our business, including current plans and operations;

•	if we do not consummate the transaction, the price of our common stock may decline significantly from the current market price;

•	if the proposed merger is not completed, in certain circumstances, we could be required to pay a termination fee of $300.0 million to UnitedHealth Group;

•	our ability to retain or renew existing customers and attract new customers;

•	macroeconomic and industry trends and adverse developments in the debt, consumer credit and financial services markets;

•	uncertainty and risks related to the impact of the COVID-19 pandemic on the national and global economy, our business, suppliers, customers, and employees;

•	our ability to connect a large number of payers and providers;

•	our ability to provide competitive services and prices while maintaining our margins;

•	further consolidation in our end-customer markets;

•	our ability to effectively manage our costs;

•	our ability to effectively develop and maintain relationships with our channel partners;

•	a decline in transaction volume in the U.S. healthcare industry;

•	our ability to timely develop new services and the market’s willingness to adopt our new services;

•	our ability to maintain our access to data sources;

•	our ability to maintain the security and integrity of our data;

•	our ability to deliver services timely without interruption;

•	our ability to make acquisitions and integrate the operations of acquired businesses;

•	government regulation and changes in the regulatory environment;

•	economic and political instability in the U.S. and international markets where we operate;

•	risks related to our international operations;

•	the ability of our outside service providers and key vendors to fulfill their obligations to us;

•	litigation or regulatory proceedings;

•	our ability to protect and enforce our intellectual property, trade secrets and other forms of unpatented intellectual property;

•	our ability to defend our intellectual property from infringement claims by third parties;

•	changes in local, state, federal and international laws and regulations, including related to taxation;

•	our reliance on key management personnel;

•	our ability to manage and expand our operations and keep up with rapidly changing technologies;

•	our adoption of new, or amendments to existing, accounting standards;

•	losses against which we do not insure;

•	our ability to make timely payments of principal and interest on our indebtedness;

•	our ability to satisfy covenants in the agreements governing our indebtedness;

•	our ability to maintain our liquidity;

•	the potential dilutive effect of future issuances of our common stock; and

•	the impact of anti-takeover provisions in our organizational documents and under Delaware law, which may discourage or delay acquisition attempts.

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

As of December 31, 2020, we had Term Loan borrowings of $3,543.3 million (before unamortized debt discount) and no Revolving Facility borrowings under the Senior Credit Facilities. As of December 31, 2020, the LIBOR-based interest rate on the Term Loan Facility was LIBOR plus 2.5%.

We manage economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources and duration of our debt funding and the use of derivative financial instruments. Specifically, we enter into interest rate cap agreements to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Our interest rate cap agreements are used to manage differences in the amount, timing and duration of our known or expected cash receipts and our known or expected cash payments principally related to our borrowings. As of December 31, 2020, our outstanding interest rate cap agreements were designated as cash flow hedges of interest rate risk and were determined to be highly effective.

A change in interest rates on variable rate debt may impact our pretax earnings and cash flows. Based on the outstanding debt as of December 31, 2020, and assuming that our mix of debt instruments, derivative financial instruments and other variables remain the same, the annualized effect of a one percentage point change in variable interest rates would have an annualized pretax impact on the earnings and cash flows of approximately $10.4 million.

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

ITEM 1A. RISK FACTORS

In addition to the risk factors below and the other information included in this report, you should carefully consider the factors discussed in the section entitled “Risk Factors” included in the most recent Annual Report, as well as the factors identified under “Cautionary Statement Regarding Forward-Looking Statements” at the end of Part I, Item 2 of this Quarterly Report, which could materially affect the business, financial condition or future results. The risks described in the Annual Report and this Quarterly Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or operating results.

Risks Related to the Proposed Transaction with UnitedHealth Group

The conditions under the UHG Agreement to UnitedHealth Group’s consummation of the transaction with a subsidiary of UnitedHealth Group may not be satisfied at all or in the anticipated timeframe.

Under the terms of the UHG Agreement, the consummation of our transaction with a subsidiary of UnitedHealth Group is subject to customary conditions. Satisfaction of certain of the conditions is not within our control, and difficulties in otherwise satisfying the conditions may prevent, delay or otherwise materially adversely affect the consummation of the transaction. It also is possible that an event, occurrence, revelation or development of a state of circumstances or facts since the date of the UHG Agreement may have or reasonably be expected to have a material adverse effect (as defined in the UHG Agreement) on the Company, the non-occurrence of which is a condition to the consummation of the transaction. We cannot predict with certainty whether and when any of the required conditions will be satisfied. If the transaction does not receive, or timely receive, the required regulatory approvals and clearances, or if another event occurs delaying or preventing the transaction, such delay or failure to complete the transaction may create uncertainty or otherwise have negative consequences that may materially and adversely affect our sales, financial condition and results of operations, as well as the price per share for our common stock.

While the proposed transaction is pending, we are subject to business uncertainties and contractual restrictions that could disrupt our business.

Whether or not the proposed transaction is consummated, the proposed transaction may disrupt our current plans and operations, which could have an adverse effect on our business and financial results. The pendency of the transaction may also divert management’s attention and our resources from ongoing business and operations and our employees and other key personnel may have uncertainties about the effect of the pending transaction, and the uncertainties may impact our ability to retain, recruit and hire key personnel while the transaction is pending or if it fails to close. We may incur unexpected costs, charges or expenses resulting from the transaction. Furthermore, we cannot predict how our physician, health plan and other partners will view or react to the transaction upon consummation. If we are unable to reassure our partners to continue their partnerships and affiliates with us, our revenues, financial condition and results of operations may be adversely affected.

The preparations for integration between UnitedHealth Group and the Company have placed, and we expect will continue to place a significant burden on many of our teammates and on our internal resources. If, despite our efforts, key teammates depart because of these uncertainties and burdens, or because they do not wish to remain with the combined company, our business and results of operations may be adversely affected. In addition, whether or not the transaction is consummated, while it is pending we will continue to incur costs, fees, expenses and charges related to the proposed transaction, which may materially and adversely affect our financial condition and results of operations.

In addition, the UHG Agreement generally requires the Company to operate its business in the ordinary course of business consistent with past practice pending consummation of the merger and also restricts us from taking certain actions with respect to our business and financial affairs without UnitedHealth Group’s consent. Such restrictions will be in place until either the merger is consummated or the UHG Agreement is terminated. For these and other reasons, the pendency of the merger could adversely affect our business and results of operations.

In the event that our proposed transaction with a wholly-owned subsidiary of UnitedHealth Group is not consummated, the trading price of our common stock and our future business and results of operations may be negatively affected.

The conditions to the consummation of the proposed transaction may not be satisfied as noted above. If the transaction is not consummated, we would remain liable for significant transaction costs, and the focus of our management would have been diverted from seeking other potential strategic opportunities, in each case without realizing any benefits of the proposed transaction. For these and other reasons, not consummating the transaction could adversely affect our business and results of operations. Furthermore, if we do not consummate the transaction, the price of our common stock may decline significantly from the current market price, which we believe reflects a market assumption that the transaction will be consummated. Certain costs associated with the transaction have already been incurred or may be payable even if the transaction is not consummated. Further, a failed transaction may result in negative publicity and a negative impression of us in the investment community. Finally, any disruptions to our business resulting from the announcement and pendency of the transaction, including any adverse changes in our relationships with our customers, vendors and employees or recruiting and retention efforts, could continue or accelerate in the event of a failed acquisition.

If the UHG Agreement is terminated, we may, under certain circumstances, be obligated to pay a termination fee to UnitedHealth Group. These costs could require us to use available cash that would have otherwise been available for other uses.

If the proposed transaction is not completed, in certain circumstances, we could be required to pay a termination fee of $300.0 million to UnitedHealth Group. If the UHG Agreement is terminated, the termination fee we may be required to pay, if any, under the UHG Agreement may require us to use available cash that would have otherwise been available for general corporate purposes or other uses. For these and other reasons, termination of the UHG Agreement could materially and adversely affect our business, results of operations or financial condition, which in turn would materially and adversely affect the price per share of our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed on the accompanying Exhibit Index are filed, furnished or incorporated by reference (as stated therein) as part of this Quarterly Report.

Exhibit Index

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of January 5, 2021, by and among Change Healthcare Inc., UnitedHealth Group Incorporated and Cambridge Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 6, 2021)

3.1	Amended and Restated Certificate of Incorporation of Change Healthcare Inc., dated as of June 26, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 on February 4, 2020)

3.2	Amended and Restated Bylaws of Change Healthcare Inc., dated as of June 26, 2019 (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4 filed on February 4, 2020)

10.1	Certain Tax Receivable Agreements Acknowledgment and Termination Agreement, dated as of January 5, 2021, by and among Change Healthcare Inc., UnitedHealth Group Incorporated and certain other parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 6, 2021)

10.2†	Roderick O’Reilly Offer Letter, dated December 22, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 28, 2020)

10.3†*	Form of Performance Stock Unit Grant Notice under the Change Healthcare Inc. 2019 Omnibus Incentive Plan

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Supplemental Information of Change Healthcare LLC for the fiscal years ended March 31, 2020 and 2019.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	Indicates management contract or compensatory plan.

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

Change Healthcare Inc.

February 4, 2021	By:	/s/ Neil E. de Crescenzo
Neil E. de Crescenzo Chief Executive Officer and Director
(Principal Executive Officer)

February 4, 2021	By:	/s/ Fredrik Eliasson
Fredrik Eliasson
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)