Form 10-K
period 2021-03-31
Change Healthcare Inc.
filed 2021-05-27
CIK 1756497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2021

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐
Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of September 30, 2020, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates was $3,545,569,096.

Number of shares of common stock outstanding on May 14, 2021: 310,136,566

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Cautionary Notice Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of federal securities laws. Any statements made in this Annual Report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include information concerning possible or assumed future results of operations, including descriptions of our business plans and strategies. These statements often include words such as “anticipate,” “expect,” “suggest,” “plan,” “believe,” “intend,” “estimate,” “target,” “project,” “should,” “could,” “would,” “may,” “will,” “forecast,” “outlook,” “potential,” “continues,” “seeks,” “predicts,” and the negatives of these words and other similar expressions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that factors affecting our actual financial results could cause actual results to differ materially from those expressed in the forward-looking statements, including those described below.

Summary of Material Risks

Our actual results may differ significantly from any results expressed or implied by any forward-looking statements. A summary of the principal risk factors that make investing in us risky and might cause our actual results to differ is set forth below. The following is only a summary of the principal risks that may materially adversely affect our business, financial condition and results of operations. Factors that could materially affect our financial results or such forward-looking statements include, among others, the following factors:

•

the inability to complete the transactions contemplated by the Agreement and Plan of Merger (“UHG Agreement”) dated as of January 5, 2021 by and among Change Healthcare Inc., UnitedHealth Group Incorporated (“United Health Group”) and UnitedHealth Group’s wholly owned subsidiary Cambridge Merger Sub Inc. (the “UHG Transaction”) due to the failure to satisfy the conditions to the completion of the UHG Transaction, including that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of the UHG Transaction;

•	risks related to disruption of management’s attention from business operations due to the UHG Transaction;

•	the effect of the announcement of the UHG Transaction on our relations with our customers, operations results and business generally;

•	the risk that the UHG Transaction will not be consummated in a timely manner, exceeding the expected costs of the UHG Transaction;

•	the occurrence of any event, change or other circumstances that could give rise to the termination of the UHG Agreement;

•	macroeconomic and industry trends and adverse developments in the debt, consumer credit and financial services markets;

•	uncertainty and risks related to the impact of the coronavirus (“COVID-19”) pandemic on the national and global economy, our business, suppliers, customers, and employees;

•	our ability to retain or renew existing customers and attract new customers;

•	our ability to connect a large number of payers and providers;

•	our ability to provide competitive services and prices while maintaining our margins;

•	further consolidation in our end-customer markets;

•	our ability to effectively manage our costs;

•	our ability to effectively develop and maintain relationships with our channel partners;

•	our ability to timely develop new services and improve existing solutions;

•	our ability to deliver services timely without interruption;

•	a decline in transaction volume in the United States (U.S.) healthcare industry;

•	our ability to maintain our access to data sources;

•	our ability to maintain the security and integrity of our data;

•	our reliance on key management personnel;

•	our ability to manage and expand our operations and keep up with rapidly changing technologies;

•	the ability of our outside service providers and key vendors to fulfill their obligations to us;

•	risks related to our international operations;

•	our ability to protect and enforce our intellectual property, trade secrets and other forms of unpatented intellectual property;

•	our ability to defend our intellectual property from infringement claims by third parties;

•	government regulation and changes in the regulatory environment;

•	changes in local, state, federal and international laws and regulations, including related to taxation;

•	economic and political instability in the U.S. and international markets where we operate;

•	litigation or regulatory proceedings;

•	losses against which we do not insure;

•	our ability to make acquisitions and integrate the operations of acquired businesses;

•	our ability to make timely payments of principal and interest on our indebtedness;

•	our ability to satisfy covenants in the agreements governing our indebtedness;

•	our ability to maintain our liquidity;

•	our adoption of new, or amendments to existing, accounting standards;

•	the potential dilutive effect of future issuance of shares of our common stock, par value $.001 per share (our “common stock”); and

•	the impact of anti-takeover provisions in our organizational documents and under Delaware law, which may discourage or delay acquisition attempts.

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

Change Healthcare Inc. (the “Company”, “our” or “we”) is a leading healthcare technology company, focused on accelerating the transformation of the healthcare system through the power of our Change Healthcare platform. We provide data and analytics-driven solutions to improve clinical, financial, administrative, and patient engagement outcomes in the U.S. healthcare system.

Our platform and comprehensive suite of software, analytics, technology enabled services and network solutions drive improved results in the complex workflows of healthcare system payers and providers by enhancing clinical decision making, simplifying billing, collection and payment processes, and enabling a better patient experience.

Our Intelligent Healthcare Network, one of the strongest clinical and financial healthcare networks in the U.S., was created to facilitate the transfer of data among participants. With insights gained from our experience, applications and analytics portfolio, and our services operations, we have designed analytics solutions that include trusted, industry-leading franchises supported by extensive intellectual property and regularly updated content.

In addition to the advantages of scale, we offer the collaborative benefits of a mission-critical partner to the healthcare industry. We seek to establish and develop enduring relationships with each customer through solutions that deliver measurable results for their complex daily workflows. Our customer retention rate for our top 50 provider and top 50 payer customers was 99% for the fiscal year ended March 31, 2021. We believe our size, scale, expertise, and presence throughout the healthcare ecosystem help make us a preferred partner for technology companies and industry associations focused on driving innovation, standardization, and efficiencies in the healthcare industry.

Our solutions play a mission-critical role in the following important areas of the healthcare system:

The U.S. healthcare system is undergoing massive changes at an unprecedented rate. Our mission is to help accelerate its transformation to a value-based care system from which everyone benefits. We deliver solutions and products that help increase efficiency, improve outcomes, and enhance consumer engagement throughout the consumer healthcare journey. That journey has three major stages:

•	The Pre-Visit, which includes provider selection, scheduling an appointment, ensuring coverage and pre-authorization, medical record sharing and review, and understanding required payments.

•	The Visit (or visits), during which financial clearance is provided, imaging and other clinical activities are managed, and medical necessity is ensured.

•

The Post-Visit, which typically requires the resolution of payment, claims remittance and processing, and on-going patient engagement. This stage is increasingly important today as the industry moves toward value-based care and payment models.

Our mission to accelerate transformation of the healthcare system requires us to support all three stages with solutions that address the clinical, financial, and engagement requirements of the journey.

Our analytics-driven solutions are designed to improve delivery of care through better clinical decision-making, and to simplify billing and payment functions by reducing administrative errors and improving documentation. In addition, we seek to improve payers’ and providers’ relationships with consumers by offering solutions that enable price transparency and empower their decision-making and support. We believe that our solutions enable our customers to operate more efficiently and cost effectively. Our solutions have generated measurable financial and operational return on investment, improved quality of care, and a better patient experience. Examples include:

•

Data Science as a Service (“DSaaS”): Provides de-identified claims and other novel data to healthcare stakeholders, providing unbiased insights into therapeutic effectiveness while ensuring regulatory compliance. Integrates patient-level claims data, including diagnoses and care prescriptions, with social determinants of health, behavioral health, and other novel data across the U.S. healthcare system.

•

Change Healthcare Enterprise Imaging Network™ Analytics: Allows immediate review and analysis of imaging data through a cloud-native platform that automates data acquisition and integrates complex data from multiple sources.

•

Electronic Clinical Data Retrieval (“eCDR”) service: Lets payers quickly and easily retrieve patient records from multiple electronic health record (“EHR”) systems, providing patient care data in an integrated, digital fashion.

•

MedRx™ COVID-19 service expansion: Helps consumers get COVID-19 testing at local pharmacies by allowing pharmacies to process and receive reimbursement for COVID-19 tests within their regular workflow.

•	SmartPay™ Payment: Integrates with Epic’s MyChart® and Hyperspace® so providers do not have to leave their normal workflow in order to collect patient payments or provide patient statements.

•

Shop Book and Pay™ Transparency Module: Lets consumers compare pricing for shoppable healthcare services across multiple providers, helping make the process of shopping for healthcare as easy as other retail shopping experiences.

•

Clearance Estimator Patient Direct: Helps providers comply with all of the transparency regulations for the Centers for Medicare & Medicaid Services (“CMS”) by empowering patients to view a hospital’s pricing data for all services, including visits, tests, and procedures.

Innovation

We have a consistent track record of innovation. Our robust network connectivity and open Application Programming Interfaces (“API”), combined with our use of Artificial Intelligence (“AI”) and Machine Learning (“ML”), enables us to regularly improve our solutions and uncover new insights as our customers’ needs evolve.

Our ability to innovate is supported by approximately 1,500 technology professionals including PhDs, masters-level health policy experts, design professionals, data scientists, programmers and statisticians in our research and development centers located in key markets. We believe that our reach across the healthcare ecosystem and our history of commercializing innovations positions us to be a preferred partner for customers and leading healthcare and technology companies.

We believe we are well positioned for growth across the markets we serve. Our growth strategy is to increase the breadth and depth of our capabilities. We continue to increase our business with a strong base of long-standing customers by expanding our enterprise relationships and positioning them for success in their markets. Our comprehensive end-to-end solutions can reduce the complexity of our customer’s environments, yet are modular to meet their specific needs. We believe we are in the early stages of growth related to these opportunities.

Examples of our new product development include:

•

Vaccination Record: Enables pharmacies to give consumers secure digital access to their vaccination records, so they can return to normal life while protecting their data privacy and sharing information as they choose.

•

InterQual AutoReview™ solution: Uses AI and natural language processing to identify diagnostic information in unstructured EHR radiology reports, extract diagnostic data from the clinical notes, and reduce provider’s administrative burden by increasing efficiency of automated medical necessity reviews over 20%.

•

Connected Consumer Health™ Suite: Provides a modern, streamlined, retail-like digital consumer experience throughout the patient journey via a consumer and financial engagement platform for providers, developed in collaboration with Adobe and Microsoft.

•	Telehealth Medical Eligibility and Claims Management: Provides APIs for providers and digital health innovators to check eligibility, submit claims, and manage the entire claims lifecycle.

•	Telehealth Lab Orders, Results, and ePrescribe: Addresses connectivity challenges faced by telehealth vendors to order lab tests and prescribe medications.

•

COVID-19 Contact Tracing and Enhanced Services: Helps public sector, educational, and corporate organizations deploy effective contact tracing programs. Uses a scalable engagement platform, data and lab network connectivity, and Patient Access Center Services with medical and insurance eligibility expertise.

Market Opportunity

We compete in the market for data and analytics-driven solutions that help ensure clinically appropriate care, increase efficiency and reduce waste in the healthcare industry. We believe the following trends impacting payers, providers and consumers represent a significant opportunity for us.

Wasteful spending amidst rising costs in the U.S. healthcare system.

Research cited by the Journal of the American Medical Association estimates that the estimated cost of waste in the US health care system ranged from $760 billion to $935 billion, accounting for approximately 25% of total health care spending in 2019. Examples of waste include failure to adhere to best care practices and lack of care coordination, which leads to unnecessary readmissions and inappropriate levels of care delivery. Wasteful spending includes significant variation among providers in the cost and quality of similar care from provider to provider, and market to market (not explained by geography alone), and also includes overtreatment, which is testing and care that is not medically beneficial.

Additionally, the U.S. healthcare system relies on many inefficient processes that are manual, complex, frequently changing, time consuming, prone to error, costly, and requiring undue amounts of clinicians’ and other professionals’ time. In addition, improper payments, according to the Office of Management and Budget, represented approximately 6% of all Medicare Fee-for-Service and 21% of Medicaid payments in 2020. Such improper payments and fraudulent billing create costly and labor-intensive follow-up. According to the CMS, U.S. healthcare spending is expected to grow from $3.8 trillion in 2019, or 18% of U.S. gross domestic product, to $6.2 trillion, or approximately 20% of U.S. gross domestic product, by 2028. This implies that healthcare spending is increasing at a 5.4% annual growth rate, or 3.4% higher than expected inflation over the same period. Given the significant and lasting financial burden of ongoing rising costs and wasteful spending, government, commercial payers, and providers are increasingly focused on reducing costs attributable to administrative complexity and errors; excessive manual labor; and uncoordinated, unproductive, or ineffective processes. As a result, we expect continued strong demand for solutions that can aid in reducing waste, improving efficiency, and help ensure delivery of clinically appropriate and value-based care.

Healthcare system exposure to growing chronically ill and higher risk populations.

While the overall U.S. population is expected to increase 6.8% from 2020 to 2030, the population of adults age 65 and older is expected to increase 30.5% over the same period, according to the U.S. Census Bureau. As the country’s elderly population continues to grow, and the healthcare system serves more chronically ill and higher risk populations, providers and payers will need tools to onboard and manage these populations. These include the ability to deliver appropriate care for medically complex patients, and the ability to document risk and outcomes to attain the appropriate reimbursement rates associated with these populations.

Increasing prevalence of value-based care and alternative reimbursement models.

The traditional fee-for-service reimbursement model is viewed as having facilitated growth in healthcare spending beyond the value provided from additional services. In response, both public and private sectors are shifting towards alternative payment models that are designed to incentivize value and quality throughout an “episode of care” and the care continuum overall, which encompass most or all of the services provided to a patient to diagnose, treat, and manage a clinical condition before, during, and after care is delivered. In recent years, the U.S. Department of Health and Human Services (“HHS”) has set quality and value targets for certain Medicare value-based alternative payment models, and commercial payers are accelerating their focus in a similar fashion. These payment models require a high level of documentation, robust data, sophisticated payment attribution capabilities, and advanced analytics that can adapt to new rules and goals to ensure compliance. Further, solutions seek to optimize the design, implementation, and monitoring of care delivery throughout an episode of care. Many payers and providers are still building the capabilities, expertise, and administrative processes to manage these changes adequately. They are increasingly partnering with third parties to demonstrate the achievement of the outcomes required under these value-based payment models, which require a fundamentally different skillset and toolset than what they have deployed historically.

Increasing patient financial responsibility and consumerism in healthcare.

As healthcare expenditures have continued to rise, employers and health plans have shifted costs to patients through increased adoption of high-deductible health plans. Enrollment in high deductible health plans with a savings option (HDHP/SO) has increased over the past five years, from 24% of covered workers in 2015 to 31% in 2020, according to the Kaiser Family Foundation. This trend is expected to continue. Increases in patient financial responsibility require providers to obtain payment from the patient before and after the point of care, which in turn requires more advanced billing and collection workflows. As providers become more consumer-oriented, they require increasingly sophisticated, dynamic, and personalized digital solutions, which generally necessitate scale for efficient implementation and cost-effectiveness. Likewise, as patient out-of-pocket costs continue to increase, they are becoming more quality- and cost-conscious consumers, likely to make more calculated decisions regarding their healthcare consumption. These empowered “healthcare consumers” are demanding price transparency, decision support, and access to medical records from their health plans to help them choose caregivers who deliver the highest quality care at the lowest price. Health plans are consequently partnering with third parties to provide their members with tools which enable them to assess quality and cost based on individual plan benefits. At the same time, providers seek to effectively communicate the quality and value of their services, determine patients’ upfront insurance eligibility, coverage, and ability to pay their portion of healthcare bills; and simplify the payment process to improve patient experience and satisfaction.

Proliferation of healthcare data.

The U.S. government funded almost $40 billion of incentive payments to healthcare providers between 2011 and July 2018 to adopt EHR technology. This has resulted in 80% of physicians and 96% of hospitals in the U.S. having certified EHR systems as of 2017, according to the Office of the National Coordinator for Health Information Technology (“ONC”). These EHRs, other digitized healthcare data, and the increasing amount of personal health data generated from smartphones, wearables, and other devices have generated unprecedented amounts of healthcare data in the U.S. However, healthcare data is often siloed and unstructured, and has historically been difficult for all constituents to understand and use in a timely manner. Both healthcare professionals and consumers increasingly demand tools and solutions that standardize the transfer and collection of data, as well as the ability to mine and analyze it for actionable insights. Advancements in ML, AI, and data science are making it easier to cost-effectively utilize data at scale, in real-time, to identify actionable insights that help improve outcomes and decrease cost. As healthcare data can be used more effectively, we expect that leading technology companies will increasingly seek partners who can effectively develop new software and analytics solutions to help payers and providers improve workflows and deliver higher quality care at lower cost to consumers.

Responding to the weaknesses exposed by the COVID-19 pandemic.

The COVID-19 pandemic disrupted our economy and nearly brought the healthcare system to its knees. It exposed and exacerbated weaknesses in the U.S. healthcare system’s clinical, financial, and technical infrastructure, including significant issues with clinical guidelines; patient access and capacity management; revenue stability; social determinants of health and care inequity; clinical data interoperability; telehealth coverage, access, and payment; staffing safety and remote work; contact tracing; gaps in value-based payment models and the impact on claims management; and, now, a safe and orderly return to normal. The pandemic highlighted the criticality of accelerating the transformation of the U.S. healthcare system by making it simpler, more accessible, more integrated and streamlined, and digitized for everyone.

As a provider of data and analytics-driven solutions for the U.S. healthcare system, we help embed our customers with their end-to-end, mission-critical daily workflows.

Our solutions support our customers’ core business functions, including member enrollment, patient access, treatment, documentation, reimbursement and payment, claims and financial management, and post-payment and communication. We believe our collaborative and comprehensive approach, combined with modular capabilities, is important to our customers’ ability to operate efficiently and cost-effectively. We earn the loyalty of our customers with solutions designed to help them meet clinical, financial, and operational objectives and improve their recurring and evolving processes.

Financial Platform Supported by Clinical Insight.

The Change Healthcare Platform is at the center of everything we do. Over the last year, we have increased the maturity of our platform, facilitated adoption of platform services, enabled new revenue opportunities, and driven time-to-market benefits for products across our portfolio. All of this is designed to help our customers innovate faster and more effectively.

Scale makes us a preferred technology partner.

The ability of our solutions and network to fit within the workflows of our customers, and our breadth of industry relationships, position us to introduce best-in-class technologies to the healthcare industry at scale. Our customers take advantage of our innovations in AI, ML, robotic process automation (“RPA”), data science, and APIs to improve clinical, financial, and patient engagement outcomes. Our collaboration with technology leaders helps further broaden our scale with new, innovative solutions.

Modular and flexible solutions designed to serve a diverse, extensive customer base.

We deploy our solutions through complementary software and analytics, technology enabled services, APIs, and a network delivery model with the power to help customers improve revenue opportunities and reduce operational costs. At the same time, our solutions are modular and flexible, providing us with the ability to address a customer’s trajectory of needs with either point solutions or an end-to-end suite of services. In addition, we have the ability to deliver integrated solutions throughout our business.

Proven ability to serve the evolving needs of our customers with industry-leading solution franchises.

During fiscal year 2021, we added a number of new solutions to our business platform through new product development. As a long-time leader in healthcare data interoperability, we provide open APIs based on Fast Healthcare Interoperability Resources and other industry standards, which help us innovate with customers and partners across the industry. The ability to quickly and accurately sort through massive amounts of data from multiple sources and determine relevant patient information is crucial to outcomes. Our Enterprise Imaging solutions house more than 41 petabytes of imaging data and one billion exams through our systems. In that area, we continue to enhance the only cloud-native enterprise imaging solution in the market, helping customers modernize their workflow infrastructure, reduce capital and operating costs, improve care coordination across specialties, and speed accurate clinical decisions.

Data stewardship and security.

As the amount of data in healthcare grows and the ability to use that data becomes more essential to effective delivery, management, and administration, we expect data security to become increasingly important for our customers. Our history of delivering solutions while prioritizing data security and fidelity enables us to be the platform of choice for large customers and partners. We have multiple certifications on multiple offerings and we implement security procedures and policies informed by applicable law and recommended practices. We also aim to drive industry maturity through appointed leadership roles with HITRUST Alliance and Healthcare Information Security and Analysis Center.

Predictable revenue profile and attractive, scalable model.

We have an attractive operating profile given the predictable, recurring nature of a significant portion of our revenue combined with a scalable financial model. Our revenue is largely derived from recurring transactional, monthly subscription, and per-click formats, as well as contingency-based or long-term contracts. We continue to streamline costs and have instituted cost improvement initiatives throughout the organization. We believe our recurring revenue will provide us with increasing flexibility to allocate and deploy our capital.

Growth Strategy

Develop, augment and commercialize capabilities at scale.

We work closely with our customers to integrate our offerings into their workflows and business processes. We develop new products and services, partner with industry-leading companies and selectively acquire complementary technologies and businesses to enhance our offerings. We introduce solutions through one of three methods: (i) internal development based on feedback from our customers, partners, and the analytical capabilities of our platform and suite of solutions, (ii) commercial partnerships that are expansive and flexible, ranging from limited scope sales relationships to arrangements in which we are a significant customer and (iii) strategic acquisitions that strengthen the value we deliver to our customers.

Maximize wallet share with customers through cross-selling.

We have significant opportunities to expand the suite of services that our long-tenured and loyal customer base purchases from us through focused cross-selling. While we seek to continually improve our product and service offerings, our sales force is focused on expanding the scope and depth of our customer relationships. Our omni-channel sales force covers medium and larger customers with direct field sales teams and uses inside sales for direct coverage of smaller customers. We leverage our communication with and feedback from our customers to identify and execute on opportunities which expand and deepen relationships, while increasing the benefits they receive through our connectivity, software, analytics, and services.

Deliver comprehensive, end-to-end, modular solutions to customers.

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

Use our data assets to deliver tangible value to customers.

We continue to develop data-driven solutions to drive tangible returns for our customers. Through our data assets and associated analytics, we have created personalized, episodic, and population-based solutions for our customers to deliver high quality, low-cost solutions at scale.

Our Solutions

We offer clinical, financial, and patient engagement solutions in three business segments—Software and Analytics, Network Solutions, and Technology-Enabled Services—that facilitate significant collaboration and interoperability to create a stronger, better coordinated, increasingly collaborative, and more efficient healthcare system. A summary of our various products and solutions is included below.

Software and Analytics

Our software solutions seek to enable our customers to achieve financial performance, operational excellence, and payment and network optimization, ultimately helping them navigate the industry’s transition to value-based care. In the Software and Analytics segment, we provide solutions for revenue cycle management, provider network management, payment accuracy, value-based payments, clinical decision support, consumer engagement, risk adjustment and quality performance, and imaging and clinical workflow.

Network Solutions

We leverage our Intelligent Healthcare Network to enable and optimize connectivity and transactions among healthcare system participants. Through our Network Solutions segment, we provide solutions for financial, administrative, and clinical and pharmacy transactions, electronic payments and aggregation and analytics of clinical and financial data.

Technology-Enabled Services

We provide expertise, resources, and scalability to allow our customers to streamline operations, optimize clinical and financial performance, and focus on patient care. Through our Technology-Enabled Services segment, we provide solutions for financial and administrative management, value-based care, communication and payment, pharmacy benefits administration and healthcare consulting.

Software and Analytics

•

Network & Financial Management: We help commercial and government payers improve claims operations performance, payment model innovation, and provider network management through a comprehensive solution supporting payers across the entire payment continuum in the transition to value-based care and alternative payment models.

•

Value-Based Payment Analytics: We combine a cloud-based analytics platform with clinically validated, transparent Episodes of Care to coordinate Primary Care Providers and Specialists in the effective transition to alternative payment models.

•

Payment Accuracy Analytics & Services: Our comprehensive suite of solutions is designed to help payers combat risk of fraud, waste, and abuse at every stage of the claim, from pre-submission to post-payment.

•

Risk Adjustment & Quality Performance: We help payers and risk-bearing providers improve financial performance by supporting reimbursement for government-sponsored health plans—including risk adjustment and quality measures, such as the National Committee for Quality Assurance’s (“NCQA”) Healthcare Effectiveness Data and Information Set (“HEDIS”)—for the Medicare, Medicaid, and Commercial Affordable Care Act markets.

•	Decision Analytics: We provide a comprehensive set of analytics-driven solutions for risk adjustment and quality performance that aligns with how government-sponsored plans are reimbursed.

•

Clinical Review Services: We provide solutions for medical records retrieval, coding, and abstraction for payers who want to increase incremental revenue and quality ratings for NCQA’s HEDIS and the Star Rating Program (a CMS system to help beneficiaries compare performance and quality).

•

Consumer Engagement: We help commercial and government payers adapt to the evolving needs of a more value-based, consumer-driven environment with consumer-facing tools used to support enrollment and ongoing health management processes. Our consumer engagement solutions help payers respond to many of the industry’s most pressing consumer engagement challenges, from addressing social determinants of health to engaging high-need populations, such as dual eligible individuals.

•

Member Enrollment & Outreach: We provide member-centric solutions for payers—focusing on Medicare and Medicaid programs—to improve revenue, increase member satisfaction, and improve engagement in maintaining or improving their health. We have helped Medicaid managed care payers add incremental revenue through dual enrollment. Additionally, our enrollment AI services pinpoint those individuals with the highest likelihood to qualify for full or partial Medicare and Medicaid dual eligibility.

•

Clinical Decision Support: Our clinical criteria, InterQual®, assists payers, providers and government organizations in making clinically appropriate medical utilization decisions to help determine the right care, at the right time, and at the right cost.

•

Revenue Cycle Management: We provide end-to-end revenue cycle management workflow and analytics to streamline reimbursement and time-to-revenue for hospitals, physician offices, laboratories, and other ancillary care providers by providing timely insights that reduce denials.

•

Imaging and Clinical Workflow Solutions: We help providers improve clinical, operational, and financial performance through enterprise imaging, care delivery, and capacity planning solutions for acute and post-acute care settings. We are building, from the ground up, cloud-native solutions to showcase the flexible nature of cloud services and delivery. The cloud-native network will enhance and optimize medical imaging data, enabling providers to improve clinical, financial, and operational outcomes.

Network Solutions

•

Connected Consumer Health: We help providers transform their patient engagement and access activities to meet consumer demand for digital interactions. Our solutions help providers acquire new patients and deliver a patient experience to assist with building loyalty.

•

Healthcare eCommerce: Our solutions help providers offer transparent pricing and deliver a retail-style shopping experience. Providers can enable public-facing pricing transparency in competitive markets or keep patients within their organization by offering an exclusive, in-network shopping experience.

•

Touchless Patient Access: Our solution assists providers with creating a touchless patient registration, check-in and form completion experience to help maintain social distancing requirements and reduce potential exposure to others.

•	Vaccination Record: A digital solution that empowers consumers to securely access their vaccination records anytime, anywhere, on any device, so they can access it easily as needed.

•

Intelligent Healthcare Network: Our Intelligent Healthcare Network provides connectivity that benefits all major healthcare stakeholders, including commercial and governmental payers, employers, hospitals, physicians, laboratories, pharmacies, and consumers.

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

•

B2B Payment Solutions: We offer payers and providers the ability to distribute and receive payments in the most efficient manner via electronic funds transfer, direct payment, card-based or check. We also assist our customers in automating these processes.

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

•

Data Science as a Service: We provide secure access to de-identified, patient-level claims data—including diagnoses and care prescriptions—along with social determinants of health, behavioral health, and other novel data for customers who want privacy-compliant healthcare analytics at scale.

•	Pharmacy Solutions: We offer a comprehensive suite of end-to-end pharmacy solutions that help streamline operations and improve financial results for both independent and chain pharmacies.

•

Pharmacy Management: Our scalable pharmacy management system helps our customers quickly adapt to changing market and business requirements with configurable workflows and dispensing rules that streamline in-store processes and improve staff efficiency.

•

Pharmacy Network: Our network helps pharmacies submit claims to any third-party processor; perform custom claims; edit claims that suit unique pharmacy requirements; streamline eligibility checks with access to coverage information for more than 270 million individuals; and reduce the financial burden of co-pays and medication adherence while driving revenue.

•

Revenue Cycle Management: Our modular pharmacy revenue cycle management suite offers tools for third-party submission and reconciliation; outsourced “chasing claims”, contract management, appeal submission, and tracking services.

•

Pharmacy Analytics: We help pharmacies drive real-time, point-of-sale actions that enhance revenue with robust analytics that reveal insights into all areas of their business—from chain to individual store—with visualizations, dashboards, and reports for monitoring business operations, improving margins, minimizing costs/risks, and supporting health and wellness initiatives.

Technology-Enabled Services

•	Revenue Cycle Management: We have a demonstrated ability to help improve collections, optimize operational efficiency, and enhance patient experience.

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

•

Business Process as a Service (“BPaaS”): At the core of our BPaaS solution is our CMS compliant, real-time benefits administration and claims processing platform for all lines of business built entirely on contemporary technology. Our platform offers unlimited flexibility in defining benefit plans, provider contracts, and core business processes using “healthcare business rules” language that can be read and written by non-technical people.

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

•

Pharmacy Benefits Administration (“PBA”): Our PBA solutions provide healthcare management and other administrative services for pharmacy payers and state Medicaid programs, as well as claims processing and other administrative solutions, in real-time, according to customer benefit plan designs, and present a cost-effective alternative to an in-house pharmacy claims adjudication system.

•

Consulting: Our healthcare consulting solutions help healthcare customers analyze, develop and implement business and technology strategies that are designed to align with healthcare trends and overall business goals.

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

•

Providers: The provider market is comprised of hospitals and health systems, physician practices, dentists, pharmacies, skilled nursing facilities, home health agencies, telehealth providers, senior care facilities, laboratories, and other healthcare providers. We currently have contractual or submitter relationships with these providers, directly or through our channel partners.

Our Competition

We compete on the basis of the breadth and functionality of the solutions we offer on both an integrated and modular basis, the return on investment realized by our customers from our solutions, the size and reach of our network, our value proposition and our pricing models. Our solutions compete with:

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

In some cases, we also compete with certain of our customers who provide some of the same solutions that we offer, as well as with alliances formed by our competitors. In addition, certain major software, hardware, information systems and business process outsourcing companies, both with and without healthcare companies as their partners, offer or have announced their intention to offer competitive products or services.

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

In addition, the application and interpretation of these laws and regulations are often uncertain. These laws are enforced by federal, state and local regulatory agencies in the jurisdictions where we operate, and in some instances also through private civil litigation. For a discussion of the risks and uncertainties affecting our business related to compliance with federal, state and other laws and regulations and other requirements, see “Risk Factors—Risks Related to Government Regulation and other Legal Risks—Recent and future developments in the healthcare industry could have a material adverse impact on our business, results of operations or financial condition,” “Risk Factors—Risks Related Government Regulation and other Legal Risks —Government regulation, industry standards and other requirements create risks and challenges with respect to our compliance efforts and our business strategies,” and “Risk Factors—Risks Related to Government Regulation and other Legal Risks —We are unable to predict what changes to laws, regulations and other requirements, including related contractual obligations, might be made in the future or how those changes could affect our business or the costs of compliance.”

Examples of the most significant of these laws include, but are not limited to, the following:

HIPAA Privacy and Security Requirements

There are numerous federal and state laws and regulations related to the privacy and security of health information. In particular, regulations promulgated pursuant to the Health Insurance Portability and Accountability Act (“HIPAA”) establish privacy and security standards that limit the use and disclosure of certain individually identifiable health information (known as “protected health information”) and require the implementation of administrative, physical and technological safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity and availability of electronic protected health information. The privacy regulations established under HIPAA also provide patients with rights related to understanding and controlling how their protected health information is used and disclosed. As a provider of services to entities subject to HIPAA, we are directly subject to certain provisions of the regulations as a “Business Associate.” We are also directly subject to the HIPAA privacy and security regulations as a “Covered Entity” with respect to our operations as a healthcare clearinghouse and with respect to our clinical care visit services.

When acting as a Business Associate under HIPAA, to the extent permitted by applicable privacy regulations and contracts and associated Business Associate Agreements with our customers, we are permitted to use and disclose protected health information to perform our services and for other limited purposes, but other uses and disclosures, such as marketing communications, require written authorization from the patient or must meet an exception specified under the privacy regulations. To the extent we are permitted to de-identify protected health information and use de-identified information for our purposes, determining whether such protected health information has been sufficiently de-identified to comply with the HIPAA privacy standards and our contractual obligations may require complex factual and statistical analyses and may be subject to interpretation.

Other Privacy and Security Requirements

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

There also are numerous international privacy and security laws that govern the collection, dissemination, use, access, retention, protection, transfer and confidentiality of personal information. For example, the General Data Protection Regulation (“GDPR”), which became effective on May 25, 2018, is more stringent than laws and regulations governing personal information in the U.S. Certain of our solutions involve the transmission and storage of customer data in various jurisdictions, which subjects the operation of that service to privacy or data protection laws and regulations in those jurisdictions.

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

Further, the Federal Trade Commission (“FTC”) has prosecuted certain data breach cases as unfair and deceptive acts or practices under the Federal Trade Commission Act. In addition, by regulation, the FTC requires creditors, which may include some of our customers, to implement identity theft prevention programs to detect, prevent and mitigate identity theft in connection with customer accounts. Although Congress passed legislation that restricts the definition of “creditor” and exempts many healthcare providers from complying with this identity theft prevention rule, we may be required to apply additional resources to our existing processes to assist our affected customers in complying with this rule.

HIPAA Transaction and Identifier Standards

HIPAA and our implementing regulations mandate format and data content standards and provider identifier standards (known as the National Provider Identifier) that must be used in certain electronic transactions, such as claims, payment advice and eligibility inquiries. HHS has established standards that health plans must use for electronic fund transfers with providers, has established operating rules for certain transactions, and is in the process of establishing operating rules to promote uniformity in the implementation of the remaining types of covered transactions. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”) also requires HHS to establish standards for health claims attachment transactions. HHS has modified the standards for electronic healthcare transactions (e.g., eligibility, claims submission and payment and electronic remittance) from Version 4010/4010A to Version 5010. Further, as of 2015, HHS requires the use of updated standard code sets for diagnoses and procedures. Enforcement of compliance with these standards falls under HHS and is carried out by CMS.

Anti-Kickback Laws and Anti-Referral Laws

A number of federal and state laws govern patient referrals, financial relationships with physicians and other referral sources and inducements to providers and patients, including restrictions contained in amendments to the Social Security Act, commonly known as the federal Anti-Kickback Statute (“AKS”). The AKS prohibits any person or entity from offering, paying, soliciting or receiving, directly or indirectly, anything of value with the intent of generating referrals of items or services covered by Medicare, Medicaid or other federal healthcare programs. Courts have interpreted the law to provide that a financial arrangement may violate this law if any one of the purposes of an arrangement is to encourage patient referrals or other federal healthcare program business, regardless of whether there are other legitimate purposes for the arrangement. Violation of the AKS is a felony, and penalties for AKS violations can be severe, and include imprisonment, criminal fines, civil penalties with treble damages (when the federal False Claims Act (“FCA”) is implicated) and exclusion from participation in federal healthcare programs. The ACA broadened the reach of the AKS by amending the intent requirement, such that a person or entity no longer needs to have actual knowledge of the AKS or specific intent to violate it in order to have committed a violation. In addition, as further discussed below, the ACA provided that the government may assert that a claim which includes items or services resulting from a violation of the AKS constitutes a false or fraudulent claim for purposes of the FCA, as well as restrictions contained in amendments to the Social Security Act, commonly known as the federal Civil Monetary Penalties Law (“CMP”). The AKS contains a limited number of exceptions, and the Office of the Inspector General (“OIG”) of HHS has created regulatory safe harbors to the AKS. Activities that comply with a safe harbor are deemed protected from prosecution under the AKS. Failure to meet a safe harbor does not automatically render an arrangement illegal under the AKS. The arrangement, however, does risk increased scrutiny by government enforcement authorities, based on our particular facts and circumstances. Our contracts and other arrangements may not meet an exception or a safe harbor. Additionally, many states have similar anti-kickback laws that are not necessarily limited to items or services for which payment is made by a federal or state healthcare program. In addition, federal laws restricting certain physician self-referrals (also known as the “Stark Law”), as well as state counterparts, may prohibit payment for patient referrals, patient brokering, remuneration of patients, or billing based on referrals between individuals or entities that have various financial, ownership, or other business relationships with physicians or other healthcare providers. The Stark Law is very complex, and state anti-referral laws vary widely. As noted below, to the extent we undertake billing and coding for designated health services, such activities may be subject to the Stark Law.

False or Fraudulent Claim Laws; Medical Billing and Coding

Medical billing, coding and collection activities are governed by numerous federal and state civil and criminal laws, regulations, and sub-regulatory guidance. We provide billing and coding services, claims processing and other solutions to providers that relate to, or directly involve, the reimbursement of health services covered by Medicare, Medicaid, other federal and state healthcare programs and private payers. In addition, as part of our data transmission and claims submission services, we may employ certain edits, using logic, mapping and defaults, when submitting claims to third-party payers. Such edits are utilized when the information received from providers is insufficient to complete individual data elements requested by payers. We also provide solutions including risk analytics, chart reviews, clinical care visits, payment accuracy, audit functions and enrollment and eligibility, to Medicaid and Medicare managed care plans, commercial plans and other entities. These solutions, which include identifying diagnosis codes with respect to hierarchical condition categories, impact the amounts paid by Medicare and Medicaid to managed care plans. In addition, some solutions we offer to customers enable customers to certify to compliance with certain requirements and standards, such as EHR Meaningful Use requirements. We rely on our customers to provide us with accurate and complete information and to appropriately use analytics, codes, reports and other information in connection with the solutions we provide to them, but they may not always do so. As a result of these aspects of our business, we may be subject to, or contractually required to comply with, numerous federal and state laws that prohibit false or fraudulent claims including but not limited to the FCA, the CMP, and state equivalents.

In addition, the FCA prohibits the knowing submission of false claims or statements to the federal government, including to the Medicare and Medicaid programs. The FCA also contains qui tam, or whistleblower provisions, which allow private individuals to sue on behalf of the federal government alleging that the defendant has defrauded the federal government.

Exclusion from participation in government healthcare programs

We are also subject to the exclusion rules of the OIG whereby individuals and entities convicted of program-related crimes are excluded from participation in the Medicare and Medicaid programs. A company that employs or contracts with an OIG-excluded individual and submits a claim for reimbursement to a federal healthcare program, or causes such a claim to be submitted, may itself be excluded or may be subject to significant penalties under the CMP, plus treble damages, for each item or service furnished during the period in which the individual or entity was excluded. A company contracting with providers has an affirmative duty to check the exclusion status of individuals and entities prior to entering into employment or contractual relationships and periodically re-check thereafter, or run the risk of liability under the CMP.

FDA and International Regulation of Medical Software

Certain of our products are classified as medical devices and are subject to regulation by the Food and Drug Administration (“FDA”) and numerous other federal, state and foreign governmental authorities. In the U.S., the FDA permits commercial distribution of a new medical device after the device has received clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act (“FDCA”), or is the subject of an approved premarket approval application, unless the device is specifically exempt from those requirements. Moreover, the FDA has increasingly focused on the regulation of medical software and health information technology products as medical devices under the FDCA. For example, in February 2015, the FDA issued guidance to inform manufacturers and distributors of medical device data systems that it did not intend to enforce compliance with regulatory controls that apply to medical device data systems, medical image storage devices, and medical image communication devices. The Cures Act, enacted in December 2016, builds on the FDA’s efforts to limit the regulation of low-risk medical devices by exempting certain categories of software functions from the definition of “medical device” under the FDCA, including software functions intended for administrative support of a healthcare facility and certain functions related to the exchange and use of electronic medical records. However, a software function may not be excluded from the device definition if the FDA determines that use of the software function would be reasonably likely to have serious adverse health consequences.

Foreign governmental authorities that regulate the manufacture and sale of medical devices have become increasingly stringent and, where we sell our medical device solutions internationally, we are subject to international regulation regarding these medical device solutions. For example, in May 2017, the European Union (“EU”) Medical Devices Regulation (“MDR”) (Regulation 2017/745) was adopted and in May 2020 the MDR came into effect. The MDR repeals and replaces the EU Medical Devices Directive. Unlike directives, which must be implemented into the national laws of the EU Member States, the MDR is directly applicable in the EU Member States and on the basis of the European Economic Area (“EEA”) agreement in Iceland, Lichtenstein and Norway. The MDR, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EEA for medical devices and ensure a high level of safety and health while supporting innovation. The MDR, among other things:

•	Strengthens the clinical data requirements related to medical devices;

•	Imposes additional scrutiny during the conformity assessment procedure for high risk medical devices;

•	Imposes on manufacturers and authorized representatives the obligation to have a person responsible for regulatory compliance continuously at their disposal;

•	Requires that authorized representatives be held legally responsible and liable for defective products placed on the EEA market jointly with the device manufacturers;

•	Reinforces post market surveillance requirements applicable to CE marked medical devices;

•	Improves the traceability of medical devices throughout the supply chain to the end-user or patient through a Unique Device Identification System; and

•

Increases transparency. Information from several databases concerning economic operators, CE Certificates of Conformity, conformity assessment, clinical investigations, the Unique Device Identification system, adverse event reporting and market surveillance will be available to the public.

Interoperability Requirements

There is increasing demand among customers, industry groups and government authorities that healthcare IT products provided by various vendors be compatible with each other and allow for the efficient exchange of EHR information. In 2013, in order to address this demand for interoperability, a number of other healthcare IT companies co-founded the CommonWell Health Alliance with the aim of developing a standard for data sharing among physicians, hospitals, clinics and pharmacies. Certain federal and state agencies also are developing standards that could eventually become mandatory for software and systems purchased by these agencies, or used by our customers. For example, under the Cures Act, the ONC within HHS is required to develop a “trusted exchange framework” and common agreement for the secure exchange of health information between networks. Although the Cures Act does not make implementation of the trusted exchange framework mandatory, the Cures Act encourages its adoption through the establishment of a publicly available directory of networks that are capable of trusted exchange and by permitting federal agencies to require implementation of the trusted exchange framework by network contractors as the contractors update their health IT or operational practices.

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

Restrictions on Communications

Communications with our customers and our customers’ patients are subject to laws and regulations governing communications, including the Telephone Consumer Protection Act of 1991 (the “TCPA”), the CAN-SPAM Act, and additional fax regulations under the Junk Fax Act and data privacy rules under the California Consumer Privacy Act of 2018, as well as potentially under non-U.S. laws that regulate communications and messaging and that affect our operations, such as Canada’s Anti-Spam Law (“CASL”), GDPR, and the EU’s e-Privacy Directive and implementing member state laws. We also use email and social medial platforms as marketing tools. For example, we maintain social media accounts and may occasionally email customers offers and promotions. As laws and regulations, including FTC enforcement, rapidly evolve to govern the use of these platforms and devices, we will become subject to such laws and regulations.

Financial Services Related Laws, Regulations and Industry Standards

Financial services and electronic payment processing services are subject to numerous laws, regulations and industry standards. These laws may subject us, our vendors and our customers to liability as a result of our communication and payment solutions. Although we do not act as a bank, we offer solutions that involve banks, or vendors who contract with banks and other regulated providers of financial services. We rely on relationships with such banks, vendors and providers. If we fail to maintain these relationships or if we maintain them under new terms that are less favorable to us, our business, results of operations or financial condition could suffer. The various payment modalities that we offer our customers directly and through banks, vendors, or other regulated providers may be deemed regulated activity at the federal or state level, and, as a result, we may be affected by banking and financial services industry laws, regulations and standards, such as licensing requirements, solvency standards, reporting and disclosure obligations and requirements to maintain the privacy and security of nonpublic personal financial information. In addition, our communication and payment solutions may be affected by payment card industry operating rules and security standards, certification requirements, state prompt payment laws and other rules governing electronic funds transfers. Moreover, in addition to regulatory requirements related to electronic funds transfers, payment transactions processed using the Automated Clearing House Network are subject to network operating rules promulgated by the National Automated Clearing House Association, and these rules may affect our payment practices. Certain payment transactions may be subject to card association and network rules and standards. Finally, as we expand our financial services offerings we may be subject to additional laws and regulations, including certain consumer protection laws such as the Fair Debt Collections Practices Act, the Fair Credit Reporting Act and various other state laws implicated by such financial services.

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

Physician Payments Sunshine Act

The Physician Payments Sunshine Act of 2010 (“Sunshine Act”) requires manufacturers of medical devices covered by Medicare, Medicaid, and the Children’s Health Insurance Program to collect and track all financial relationships with certain healthcare providers and teaching hospitals and to report annually such data to CMS. Medical device manufacturers must report to CMS payments or “transfers of value” made to specified healthcare providers, including meals, travel reimbursement, consulting fees and research payments. The Sunshine Act authorizes significant civil monetary penalties for each payment or transfer of value not accurately or completely reported. In addition, several states and the District of Columbia have passed laws requiring that medical device manufacturers report various details of their financial relationships with specified healthcare providers. Some states prohibit or otherwise limit transfers of value to specified healthcare providers. Violation of these state statues could subject us to fines for each occurrence.

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

Intellectual Property

We rely on a combination of trade secrets, copyrights, trademarks, patents, license agreements, confidentiality policies and procedures, nondisclosure agreements and technical measures designed to protect the intellectual property and commercially valuable confidential information and data used in our business. We generally enter into nondisclosure agreements with our employees, consultants, vendors and customers. This also seeks to control access to and distribution of our technology, documentation and other proprietary information.

We use numerous trademarks, trade names and service marks for our solutions and have a number of patents and patent applications covering solutions we provide, including software applications. However, we do not believe our solutions are dependent upon any one patent or patent application, or family or families of the same. We also license from third parties a variety of content, data and other intellectual property. Although we believe that alternative technologies and work-arounds are likely to be available should these agreements terminate or expire, there is no guarantee that third-party technologies will continue to be available on commercially reasonable terms or that work-arounds would be readily available for deployment on a commercially reasonable time-frame.

The steps we have taken to protect our trade secrets, copyrights, trademarks, service marks, patents and other intellectual property may not be adequate, and third parties could infringe, misappropriate or misuse our intellectual property. If this were to occur, it could harm our reputation and adversely affect our competitive position or results of operations.

Human Capital Management

As of March 31, 2021, we had approximately 15,000 employees. Our board of directors oversees and receives regular updates on topics related to human capital management and corporate culture, including retention, employee engagement, workforce health and safety and privacy and information security. We aim to attract, develop and retain our team members using the human capital management and corporate culture practices summarized below.

Learning and Development

We invest in our employees’ success through Change Healthcare University and our Career Development Center. These programs help our employees expand their knowledge and gain foundational understanding to support their growth and development.

Diversity & Inclusion

We aim to create a diverse workforce, develop a culturally competent organization and build an inclusive culture. To support these goals, we prioritize diversity and inclusion training for our employees, including

Unconscious Bias Training, and we track our progress with our annual Diversity and Inclusion report. Additionally, we support Business Resource Groups that represent a wide range of professional, cultural and personal affinities and interests. Each group is supported by a senior leader and provides our team members with an opportunity to connect and network.

Total Rewards, Health and Wellness and Community

We provide competitive salary, annual incentive awards, benefits programs, health and wellness benefits, stress and financial management resources, work/life balance resources, mental health resources and Teladoc Health access. To support our communities, our employees volunteered over 30,000 hours in the U.S. and Canada in fiscal year 2020. We provide paid volunteer days and, in the last year, we introduced an employee matching gifts program.

Seasonality

The nature of our customers’ end-market results in moderate seasonality reflected in revenue differences during the year with a slightly greater positive variance in our fiscal fourth quarter related to the regulatory impact of data submission deadlines due to HEDIS, which may drive timing of analytics activity. Quarter to quarter financial performance may vary from historical seasonal trends as we further expand and diversify our business and increase the portion of our revenue generated from new offerings.

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

Risks Related to the Proposed Transaction with UnitedHealth Group

The conditions under the UHG Agreement to our consummation of the transaction with a subsidiary of UnitedHealth Group may not be satisfied at all or in the anticipated timeframe.

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

The preparations for integration between UnitedHealth Group and the Company have placed, and we expect will continue to place, a significant burden on many of our teammates and on our internal resources. If, despite our efforts, key teammates depart because of these uncertainties and burdens, or because they do not wish to remain with the combined company, our business and results of operations may be adversely affected. In addition, whether or not the transaction is consummated, while it is pending we will continue to incur costs, fees, expenses and charges related to the proposed transaction, which may materially and adversely affect our financial condition and results of operations.

In addition, the UHG Agreement generally requires the Company to operate its business in the ordinary course of business consistent with past practice pending consummation of the merger and also restricts us from taking certain actions with respect to our business and financial affairs without UnitedHealth Group’s consent. Such restrictions will be in place until either the UHG Transaction is consummated or the UHG Agreement is terminated. For these and other reasons, the pendency of the UHG Transaction could adversely affect our business and results of operations.

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

Risks Related to the COVID-19 Pandemic

An economic downturn or volatility like we are currently experiencing due to COVID-19 could have a material adverse impact on our business, results of operations or financial condition.

The U.S. and world economies have experienced significant economic uncertainty and volatility during recent years and that uncertainty became more acute in the last year as a result of the COVID-19 pandemic.

While conditions have improved since the onset of the COVID-19 pandemic, a weakening of economic conditions has led to reductions in demand for certain of our solutions and it may take longer than expected to return to previous levels in demand, if at all, depending on the duration and intensity of the COVID-19 pandemic. As a result of volatile or uncertain economic conditions, we may experience the negative effects of increased financial pressures on payer and provider customers. For instance, our business has been and is likely to continue to be negatively impacted by increased competitive pricing pressure and a decline in our customers’ creditworthiness, which could result in us incurring increased bad debt expense. Additionally, our business may be negatively impacted by provider customers declaring bankruptcy as a result of the COVID-19 pandemic. Further, volatile or uncertain economic conditions in the U.S. and other parts of the world could lead government customers to terminate, or elect not to renew, existing contracts with us, or not enter into new contracts with us. If we are not able to timely and appropriately adapt to changes resulting from the current weak economic environment, it could have a material adverse impact on our business, results of operations or financial condition.

Our business has been and continues to be negatively affected by the ongoing COVID-19 pandemic and may face similar impacts from any future outbreaks of disease.

Our operations have and continue to be affected by the ongoing global COVID-19 pandemic and the resulting volatility and uncertainty it has caused in the U.S. and international markets. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic and recommended containment and mitigation measures worldwide. The widespread infection in the U.S. and abroad has caused significant volatility and uncertainty in U.S. and international markets, which could result in a prolonged economic downturn that has disrupted and is expected to continue to disrupt our business.

Although there are effective vaccines for COVID-19 that have been approved for use, we are unable to predict how widely utilized the vaccines will be, whether they will be effective in preventing the spread of COVID-19 (including its variant strains) and when or if normal economic activity and business operations will resume. While national, state and local quarantine, shelter-in-place, curfew and similar isolation measures have begun to ease, such government orders and other restrictions may continue in effect or may be reinstituted if outbreaks increase or fail to decrease. Such measures have had adverse impacts on the U.S. and foreign economies of uncertain severity and duration and have and may continue to negatively impact our ongoing operations, including our revenue and supply chain. For example, a portion of our business is tied to overall volumes of activity in the healthcare system, and as a result of the significant reduction, or in some cases elimination, of elective medical procedures and healthcare visits, without a corresponding increase in COVID-19 related transactions, we saw a significant temporary decline in transactions across our medical and dental networks and may not see a full return to previous levels of transaction volume in the market. In addition, for a portion of our technology-enabled services business we get paid on a contingency basis based on collections, which has also been impacted by a delay in elective procedures. While uncertainty remains, we are seeing an improvement in healthcare utilization as a result of a trend towards more normal underlying demand and people seeking care that they previously deferred due to the pandemic.

As a result of the ongoing COVID-19 outbreak, we and several of our business partners have transitioned the majority of our workforce to a temporary remote working model, which may result in us experiencing lower work efficiency and productivity, which in turn may adversely affect our business. As our employees and business partners’ employees work from home and access our system remotely, we may be subject to heightened security and privacy risks, including the risks of cyber-attacks and privacy incidents. Additionally, we have a limited number of employees who continue to work in our facilities or perform services at our customers’ facilities who may be subject to heightened risks for COVID-19 exposure thus potentially impacting their health and future worker compensation claims against us. We may also be subject to lawsuits from employees and others exposed to COVID-19 at our facilities, which could involve large demands and substantial defense costs. Our professional and general liability insurance may not cover all claims against us. Furthermore, if any of our employees are unable to perform his or her duties for a period of time, including as the result of illness, our results of operations or financial condition could be adversely affected. Finally, the widespread pandemic has caused and is expected to continue to cause significant disruption of global financial markets, which may reduce or impair our ability to access capital (or access capital on reasonable terms) temporarily during this period.

While the COVID-19 outbreak has, and may continue to, provide us with new business opportunities, including supporting customers offering novel telemedicine, telehealth, and data and analytics products and solutions, we may experience compliance and related business development risks associated with these new business opportunities if customers request, and we attempt to offer, these products and solutions on an expedited basis in support of COVID-19 efforts.

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

To remain competitive in the evolving healthcare IT markets, we must continuously upgrade our existing solutions and develop and introduce new solutions on a timely basis. Future advances in healthcare IT could lead to new technologies, products or services that are competitive with existing solutions, resulting in pricing pressure or rendering such solutions obsolete or not competitive. In addition, because we deliver enterprise-wide and single entity clinical, patient care, financial, imaging, supply chain and strategic management software solutions to payers, hospitals, physicians and other providers, our ability to integrate these software solutions could be challenged, which may impair our ability to retain customers and harm our reputation with existing and prospective customers. We also may not be able to retain or attract customers if our solutions contain errors or otherwise fail to perform properly, if our pricing structure is not competitive or if we are unable to renegotiate customer contracts upon expiration.

Our revenue depends in part upon maintaining high customer retention rates and our future growth depends on attracting new customers. We may not be able to retain current customers or attract new customers depending on their view of the UHG Transaction. For example, historically, we believe that certain customers have chosen us as their service provider in part due to our independent status. If customers no longer view us as an independent service provider, they may choose a different provider. If we are unable to maintain customer retention rates, or to attract new customers, our business, results of operations or financial condition could be adversely impacted.

If we are unable to connect to a large number of payers and providers, our solutions would be limited and less desirable to customers.

Our business largely depends upon our ability to connect electronically to a substantial number of payers and providers. The attractiveness of some of the solutions we offer to providers, such as claims management and submission services, depends in part on our ability to connect to a large number of payers, which allows it to streamline and simplify workflows for providers. These connections may be made either directly or through a clearinghouse. We may not be able to maintain our connections with a large number of payers on satisfactory terms and may not be able to develop new connections, either directly or through other clearinghouses, on satisfactory terms. The failure to maintain these connections could cause our solutions to be less attractive to provider customers. In addition, payer customers view our relationships with providers as desirable in allowing them to receive a high volume of transactions electronically and realize the resulting cost efficiencies through the use of our solutions. Competing EDI service providers can easily establish connections with payers and providers and thereby may replicate these solutions. Any failure to maintain existing connections with payers, providers and other clearinghouses or to develop new connections as circumstances warrant, or an increase in the utilization of direct links between payers and providers, could cause our electronic transaction processing systems to be less desirable to healthcare constituents, which would reduce the number of transactions that we process, which would reduce our revenue and could have a material adverse impact on our business, results of operations or financial condition.

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

We face substantial competition from many healthcare information systems companies and other IT companies, including the growing presence of large technology companies entering the healthcare market. This vigorous competition requires us to provide high quality, innovative products at a competitive price. These competitive threats will likely remain or expand in the future. Our key competitors include:

•	healthcare transaction processing companies, including those providing EDI services and/or internet-based services and those providing services through other means, such as paper and fax;

•

healthcare information system vendors that support providers or payers with their revenue and payment cycle management, imaging usage, retrieval and management, capacity and resource management, and clinical information exchange processes, including physician and dental practice management, pharmacy management, hospital information, imaging and workflow solutions and EHR vendors;

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

Additionally, the pace of change in the healthcare information systems market is rapid and there are frequent new solution introductions, solution enhancements and evolving industry standards and requirements. We cannot guarantee that we will be able to upgrade our existing solutions or services, or introduce new solutions or services at the same rate as our competitors, or at all, nor can we guarantee that upgrades or new solutions or services will achieve market acceptance over or among competitive offerings, or at all. Competitors may also commercialize products, services or technologies that render our solutions obsolete or less marketable.

These competitive pressures could have a material adverse impact on our business, results of operations or financial condition.

Competition with some customers, or decisions by customers to perform internally some of the same solutions or services that we offer, could harm our business, results of operations or financial condition.

Some of our existing customers compete with us, or may do so in the future, and some customers belong to alliances that compete with us, or may do so in the future, either with respect to the solutions or services we provide to them now, or with other lines of business. For example, some payer customers currently offer, through affiliated clearinghouses, web portals and other means, electronic data transmission services to providers that allow the provider to bypass third-party EDI service providers such as us. The ability of payers to replicate these solutions and the ability of providers to connect directly with payers may adversely affect the terms and conditions we are able to negotiate in our agreements with payers and our transaction volume with them, which directly relates to our revenue. In addition, to the extent that customers elect to perform internally any of the business processes our solutions address we may lose such customers or the volume of our business with such customers may be reduced, which could harm our business, results of operations or financial condition.

We have faced and will continue to face pressure to reduce prices, which may reduce our margins, profitability and competitive position.

As electronic transaction processing further penetrates the healthcare market and becomes highly standardized, competition among revenue cycle management software and EDI providers is increasingly focused on providing value added services and capabilities to customers. This competition has placed pressure, and could place further pressure, on us to add functionality and keep prices competitive in order to retain market share. Likewise, as a result of Medicare or Medicaid payment reductions and other reimbursement changes, our provider customers have sought, and may attempt to seek, price concessions. If we are unable to reduce costs sufficiently to offset declines in prices, or if we are unable to introduce new, innovative offerings with higher margins, our business, results of operations or financial condition may be materially adversely impacted.

In addition, many healthcare industry constituents are consolidating to create integrated healthcare delivery systems with greater market power. As provider networks, such as hospitals, and payer organizations, such as private insurance companies, consolidate, competition to provide the types of solutions we provide may become more intense and the importance of establishing and maintaining relationships with key healthcare industry constituents could increase. These healthcare industry constituents have used in the past, and likely will try to use in the future, their market power—particularly where it has been increased following mergers and consolidations—to negotiate price reductions for our solutions. If we are forced to further reduce prices and are unable reduce expenses, margins will decrease and results of operations could deteriorate. In addition, the diversity of our customer and revenue base may decline as our customers combine.

Failure to maintain relationships with channel partners or significant changes in the terms of agreements with channel partners may have an adverse effect on our ability to successfully market our solutions.

We have entered into contracts with channel partners to market and sell some of our solutions. Most of these contracts are on a non-exclusive basis. However, under contracts with some channel partners, we may be bound by provisions that restrict our ability to market and sell solutions to potential customers. Our arrangements with some of these channel partners involve negotiated payments to them based on percentages of revenue they generate. If the payments prove to be too high, we may be unable to realize acceptable margins, but if the payments prove to be too low, channel partners may not be motivated to produce a sufficient volume of revenue. The success of these partnerships will depend in part upon the channel partners’ own competitive, marketing and strategic considerations, including the relative advantages of using alternative solutions being developed and marketed by them or by competitors. If channel partners are unsuccessful in marketing our solutions or seek to amend the terms of their contracts, we may need to broaden our marketing efforts to increase focus on the solutions they sell and alter our distribution strategy, which may divert planned efforts and resources from other projects and may increase our costs. In addition, as part of the packages these channel partners sell, they may offer a choice to their customers between our solutions and similar solutions offered by competitors or by the channel partners directly. If our solutions are not chosen for inclusion in these packages, revenue we earn from our channel partner relationships will decrease. Lastly, we could be subject to claims and liability as a result of the activities, products or services of channel partners or other resellers of our solutions. Even if these claims do not result in liability, investigating and defending claims could be expensive, time-consuming and result in adverse publicity that could have a material adverse impact on our business, results of operations or financial condition.

If our solutions do not interoperate with our customers’ or their vendors’ networks and infrastructures, or if customers or their vendors implement new system updates that are incompatible with our solutions, sales of those solutions could be adversely affected.

Our solutions must interoperate with our customers’ and their vendors’ existing infrastructures, which often have different specifications, utilize multiple protocol standards, deploy products and applications from multiple vendors, and contain multiple generations of products that have been added to that infrastructure over time. Some of the technologies supporting our customers and their vendors are changing rapidly and we must continue to adapt to these changes in a timely and effective manner at an acceptable cost. In addition, our customers and their vendors may implement new technologies into their existing networks and systems infrastructures that may not immediately interoperate with our solutions. Our continued success will depend on our ability to adapt to changing technologies, manage and process ever-increasing amounts of data and information and improve the performance, features and reliability of our services in response to changing customer and industry demands. If we encounter complications related to network configurations or settings, we may have to modify our solutions to enable them to interoperate with customers’ and their vendors’ networks and manage customers’ transactions in the manner intended. For example, if customers or their vendors implement new encryption protocols, it may be necessary for us to obtain a license to implement or interoperate with such protocols, and there can be no assurance that we will be able to obtain such a license on acceptable terms, if at all. These difficulties could delay or prevent the successful design, development, testing, introduction or marketing of our solutions. As a consequence of any of the foregoing, our ability to sell our solutions may be impaired, which could have a material adverse impact on our business, results of operations or financial condition.

Our ability to generate revenue could suffer if we do not continue to update and improve existing solutions and develop new ones.

We must continually improve the functionality of our existing solutions and introduce valuable healthcare IT and service solutions in order to respond to technological and regulatory developments and customer demands. For example, from time to time, government agencies may alter format and data code requirements applicable to electronic transactions. In addition, customers may request that solutions be customized to satisfy particular security protocols, modifications and other contractual terms in excess of industry norms and standard configurations. We may not be successful in responding to technological and regulatory developments or changing customer needs. In addition, these regulatory or customer-imposed requirements may impact the profitability of solutions and customer engagements. The pace of change in the markets is rapid, and there are frequent new product and service introductions by competitors and channel partners who use our solutions in their offerings. If we do not respond successfully to technological and regulatory changes, as well as evolving industry standards and customer demands, our solutions may become obsolete. Technological changes also may result in the offering of competitive solutions at lower prices than we are charging for our solutions, which could result in us losing sales unless we lower the prices we charge or provide additional efficiencies or capabilities to the customer. If we lower our prices on some of our solutions, we will need to increase margins on other solutions in order to maintain overall profitability.

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

In order to respond to technological changes, such as continuing development in the areas of data analytics, machine learning, artificial intelligence and blockchain, among others, as well as regulatory changes and evolving security risks and industry standards, our solutions and the software and systems we use to provide our solutions must be continually updated and enhanced. Because some of the software and systems that we use to provide solutions to customers are inherently complex, changing, updating, enhancing or creating new versions of our solutions or the software or systems we use to provide our solutions introduces a risk of errors or performance problems. We cannot be certain that errors will not arise in connection with any such changes, updates, enhancements or new versions, especially when first introduced. Even if our solutions do not have performance problems, technical and customer service personnel may have difficulties installing them or providing any necessary training and support to customers, and customers may not follow our guidance on appropriate training, support and implementation for such solutions.

Implementation of changes in our technology and systems may cost more or take longer than originally expected and may require more testing than initially anticipated. While new, updated or enhanced solutions are tested in production, we cannot be sure that the testing will uncover all problems that may occur in actual use.

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

If significant problems occur as a result of these changes, we may fail to meet our contractual obligations to customers, which could result in claims being made against us or in the loss of customer relationships. These claims or lost customers may have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We are highly dependent on transaction volumes in the U.S. healthcare industry, particularly payment and reimbursement transaction volumes, and any temporary or sustained decrease in healthcare transaction, payment or reimbursement volumes could have a material adverse impact on our business, results of operations or financial condition.

A significant portion of our revenue attributable to the ongoing use of or subscription to a service or solution after an initial sale or renewal without additional selling efforts is earned on a per transaction basis (or is derived from transaction-related services). As a result, much of our revenue is tied to customer transaction, payment and reimbursement volumes and is generally not required to be paid in the absence of healthcare transactions, which are not subject to minimum volume requirements under customer contracts. In addition, some contracts with customers can be terminated or not renewed without penalty and on little or no advance notice. As a result, this “recurring” revenue is highly dependent on us maintaining our customer base as well as on the transaction volume in the U.S. healthcare industry. For example, in the U.S. our revenue can be adversely affected by the impact of lower than normal healthcare utilization trends currently being driven by COVID-19 and other negative economic factors such as higher unemployment. Further, weakened economic conditions or a recession could reduce the amounts patients are willing or able to spend on healthcare services. As a result, patients may elect to delay or forgo seeking healthcare services and increases in unemployment rates are likely to cause commercial payer membership to decline, which could further reduce healthcare utilization and transaction volumes. In addition, such events could decrease payer or provider demand for our solutions, which could further adversely impact revenue, including “recurring” revenue.

Various factors may cause continued temporary or sustained disruption to U.S. healthcare transaction volumes. The impact such disruptions would have on our business will depend upon the magnitude and duration of any such disruption. Factors include, among others:

•

the financial stability of customers and the U.S. healthcare industry, and the impact of any fundamental corporate changes to healthcare providers and payers, such as hospital and insurance consolidations, on the cost and availability of, and the rate of reimbursement for, healthcare services, including due to the aftermath of COVID-19;

•

political, legislative, regulatory and other changes in how healthcare services are covered, delivered and reimbursed, including any future changes to the ACA, Medicare, Medicaid and other federal, state and local healthcare regulations, as well as any future changes due to the COVID-19 pandemic;

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

Our business relies on our ability to obtain, process, monetize and distribute highly regulated data in the healthcare and other industries, in a manner that complies with applicable laws, regulations and contractual and technological restrictions. The failure by us or our data suppliers and processors to obtain data in a compliant manner could have a harmful effect on our ability to use and disclose data which in turn could impair our functions and operations, including our ability to share data with third parties or incorporate it into our services and offerings. In addition, the use, processing and distribution of data may require us or our data suppliers and processors to obtain consent from third parties or follow additional laws, regulations or contractual and technological restrictions that apply to the healthcare and other industries. These requirements could interfere with or prevent creation or use of rules and analyses or limit other data-driven activities that benefit us. Moreover, due to lack of valid notice, permission or waiver, we may be subject to claims or liability for use or disclosure of information. We have policies and procedures in place to address the proper handling and use of data, but could face claims that our practices occur in a manner not permitted under applicable laws or our agreements with or obligations to data providers, individuals or other third parties. See “—Breaches and failures of our IT systems and the security measures protecting them, and the sensitive information we transmit, use and store, expose us to potential liability and reputational harm” below for further discussion. These claims or liabilities and other failures to comply with applicable requirements could subject us to unexpected costs and adversely affect our results of operations.

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

Among other things, our solutions include printing and mailing checks and/or facilitating electronic funds transfers for our payer customers and handling mail and payments from payers and from patients for many of our provider customers. These services frequently include handling original checks, payment card information, banking account information and may include currency. Even when we do not facilitate payments or handle original documents or mail, our services also involve the use and disclosure of personal and business information that could be used to impersonate third parties or otherwise gain access to their data or funds. If any of our employees or vendors or other bad actors takes, converts or misuses such funds, documents or information, or we experience a data breach creating a risk of identity theft, we could be liable for damages, and our reputation could be damaged or destroyed. In addition, we could be perceived to have facilitated or participated in illegal misappropriation of funds, documents or data and, therefore, be subject to civil or criminal liability. Federal and state regulators may take the position that a data breach or misdirection of data constitutes an unfair or deceptive act or trade practice. We also may be required to notify individuals affected by any data breaches. Further, a data breach or similar incident could impact the ability of our customers that are creditors to comply with the federal “red flags” rules, which require the implementation of identity theft prevention programs to detect, prevent and mitigate identity theft in connection with customer accounts.

Many of our licensees and vendors are subject to specified product quality standards and other requirements pursuant to the related licensing or supply agreements. The non-compliance by these entities with the terms and conditions of their respective contracts that pertain to health and safety standards, quality control, product consistency, compliance with law, or proper marketing or other business practices, may adversely impact the goodwill of our business. We may not be able to adequately prevent such practices, which could harm the value of our business, result in the abandonment, dilution or invalidity of trademarks associated with our business and adversely affect our results of operations or financial condition. In addition, such licensees and suppliers could violate environmental, social and governance standards or engage in unethical conduct. Further, despite our policies to the contrary, we may not be able to control the conduct of every individual actor, and our employees and personnel may violate environmental, social or governance standards or engage in other unethical conduct. These acts could adversely impact the reputation of our business.

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

In addition, certain violations of federal and state law may result in termination of our contracts and subcontracts, and under certain circumstances, suspension and/or debarment from future government contracts. We are also subject to conflict-of-interest rules that may affect our eligibility for some federal, state and local government contracts and subcontracts, including rules applicable to all U.S. government contracts and subcontracts, and rules applicable to specific agencies.

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

We continue to invest significantly in our sales force in order to obtain new customers and increase sales to existing customers. Our ability to achieve revenue growth depends, in large part, on our success in recruiting, training and retaining sufficient numbers of qualified sales personnel. A portion of current sales personnel are new to us, and new hires require significant training and may require a lengthy onboarding process before they achieve full productivity. Recent hires and planned hires may not become productive as quickly as expected. Additionally, if efforts to improve sales force productivity do not result in increased revenue, operating results could be negatively impacted due to increased operating expenses associated with these efforts.

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

Risk Related to Cybersecurity and Information Technology

Breaches and failures of our IT systems and the security measures protecting them, and the sensitive information we transmit, use and store, expose us to potential liability and reputational harm.

Our business relies on sophisticated information systems to obtain, process, analyze, and manage data, affecting our ability to manufacture, purchase, distribute, and process products and services. In addition, we rely on vendors to service our IT systems. To the extent our IT systems are not successfully implemented or fail or our vendors fail in servicing our IT systems, our business and results of operations may be adversely affected.

To protect the sensitive and confidential information that we handle, we implement security measures and maintain information security policies and procedures in accordance with applicable regulatory requirements. Despite our security management efforts with respect to physical and technological infrastructure, employee training, vendor controls and contractual relationships, our infrastructure, data or other operation centers and systems used in connection with our business operations, including the internet and related systems of our vendors (including vendors to which we outsource data hosting, storage and processing functions) are vulnerable to, and may experience, unauthorized access to data and/or breaches of confidential information due to criminal conduct, physical break-ins, hackers, employee or insider malfeasance and/or improper employee or contractor access, computer viruses, programming errors, denial-of-service attacks, ransomware events, phishing schemes, fraud, terrorist attacks, human error or other breaches or similar disruptive problems. It is not possible to prevent all security threats to our systems and data. Techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently and may be difficult to detect for long periods of time. Further, defects in the design or manufacture of the hardware, software or applications we develop or procure from third parties could compromise our IT systems. These events, including unauthorized access, misappropriation, disclosure or loss of sensitive information (including financial or personal health information) or a significant disruption of our network, expose us to risks including risks to our ability to provide our solutions and fulfill contractual demands, management distraction and the obligation to devote significant financial and other resources to mitigate such problems and increases to our future information security costs, including through organizational changes, deploying additional personnel and protection technologies, further training of employees, changing vendor control practices, and engaging third-party experts and consultants. Moreover, unauthorized access, use or disclosure of certain sensitive information in our possession or our failure to satisfy legal requirements, including requirements relating to safeguarding protected health information under HIPAA and personal information under the EU’s General Data Protection Regulations (“GDPR”) or state data privacy laws. See “—We are unable to predict what changes to laws, regulations and other requirements, including related contractual obligations, might be made in the future or how those changes could affect our business or the costs of compliance” below for further discussion. This could result in civil and criminal liability and regulatory action, which could result in potential fines and penalties, as well as costs relating to investigation of an incident or breach, corrective actions, required notifications to regulatory agencies and customers, credit monitoring services and other necessary expenses. In addition, actual or perceived breaches of our security management efforts can cause existing customers to terminate their relationship with us and deter existing or prospective customers from using or purchasing our solutions in the future. These events can have a material adverse impact on our business, results of operations, financial condition and reputation.

Our products and services involve processing personal information. Like many organizations, we have been and expect to routinely be the target of attempted cyber and other security threats by outside third parties, including technically sophisticated and well-resourced bad actors attempting to access or steal the data we store. Vendor, insider, or employee cyber and security threats also occur and are a significant concern for all companies, including us. High-profile security incidents involving improper access to personal information of individuals both within and outside of the healthcare industry continue to be a pervasive threat to organizations. Incidents that we are aware of outside of our organization have often resulted in lawsuits and governmental enforcement actions that have sought or obtained significant fines and penalties, and have required companies to enter into agreements with government regulators that impose ongoing obligations and requirements, including internal and external (third-party) monitorships for five years or more. We maintain liability insurance coverage including coverage for errors and omissions and cyber liability. However, claims may not be covered or could exceed the amount of our applicable insurance coverage, if any, or such coverage may not continue to be available on acceptable terms or in sufficient amounts.

Poor service, system errors or failures of our solutions to conform to specifications could cause unforeseen liabilities or injury, harm our reputation and have a material adverse impact on our business, results of operations or financial condition.

We must meet our customers’ service level expectations and our contractual obligations with respect to our solutions. Failure to do so could subject us to liability or cause us to lose customers. In some cases, we rely on third-party vendors to assist us in providing our solutions. Therefore, our ability to meet our contractual obligations and customer expectations may be impacted by the performance of our vendors and their ability to comply with applicable laws and regulations. For example, our electronic payment and remittance solutions depend in part on the ability of our vendors to comply with applicable banking, financial service and payment card industry requirements and their failure to do so could cause an interruption in the solutions we provide or require us to seek alternative solutions or relationships. We likely will incur increased development costs to upgrade our software to be in compliance with changing and evolving standards, and delays may result in connection therewith. If our solutions are not in compliance with these evolving standards, our market position and sales could be adversely affected and we may have to invest significantly in changes and updates to our solutions, which could materially and adversely impact our business, financial condition and results of operations.

Some of our solutions are intended to provide information to healthcare professionals delivering patient care. Although our contracts disclaim liability for medical decisions and responsibility for patient care, if use of or inability to use our solutions leads to faulty clinical decisions or injury to patients, such disclaimers may be unenforceable and we could be subject to claims or litigation, including product liability and warranty claims, by healthcare professionals, their patients or customers. Product liability and warranty claims often involve very large or indeterminate amounts, including punitive damages. The magnitude of potential losses from product liability lawsuits may remain unknown for substantial periods of time, and the related legal defense costs may be significant. We could experience material warranty or product liability losses in the future and incur significant costs to defend these claims. In addition, if any of our products or services are, or are alleged to be, defective, we may voluntarily participate, or be required to participate, in a recall of that product or service. In the event of a recall, we may lose sales and be exposed to individual or class-action litigation claims. Further, negative publicity regarding a quality or safety issue, whether accurate or inaccurate, could harm our reputation, decrease demand for our solutions, lead to withdrawals of our solutions or impair our ability to successfully launch and market our solutions in the future. Product liability, warranty and recall costs may have a material adverse effect on our business, financial condition, results of operations and cash flows.

Some of the software and systems that we use to provide our solutions are inherently complex and errors or downtime could negatively impact our customers. For example, because we collect and manage large amounts of data, it is possible that hardware failures and errors in our systems could result in data loss or corruption or cause the information that we collect to be incomplete or contain inaccuracies that our customers could regard as significant. In addition, errors in our transaction processing systems could result in payers paying the wrong amount, payers making payments to the wrong payee or delayed payments. Although we seek to address any errors or downtime with updates to the software and systems, if we are unable to promptly remedy any errors or our customers do not implement system updates, the software and systems could be compromised or our customers could experience prolonged downtimes relating to the software and systems. If problems occur or persist, our customers may seek compensation from us, seek to terminate their contracts, withhold payments, seek refunds from us of part or all of the fees charged under our contracts, ask us to reconstruct lost or corrupted data at our expense, request a loan or advancement of funds or initiate litigation or other dispute resolution procedures. We also may be subject to claims by others affected by any such problems. Further, some of our existing and prospective customers may be reluctant or unwilling to use cloud-based services because they have concerns regarding the risks associated with the security and reliability of the technology delivery model associated with these services. If our existing or prospective customers do not perceive the benefits of our services, then the market for these solutions may not expand as much or develop as quickly as we expect, either of which would adversely affect our business, financial condition or results of operations.

We attempt to limit, by contract, our liability for damages arising from our negligence, errors, mistakes or security breaches. However, contractual limitations on liability may not be accepted by our customers, may not be enforceable or may otherwise not provide sufficient protection to us from liability for damages. We maintain liability insurance coverage, including coverage for errors and omissions and cyber-liability. It is possible, however, that claims could be denied or exceed the amount of our applicable insurance coverage or that coverage may not continue to be available on acceptable terms or in sufficient amounts. Even if claims do not result in liability to us, investigating and defending against them could be expensive and time consuming and could divert management’s attention away from our operations. In addition, negative publicity caused by these events may negatively impact our customer relationships, market acceptance of our solutions, including unrelated solutions, or may harm our reputation and business.

We rely on internet infrastructure, bandwidth providers, data center providers, other third parties and our own systems in providing certain of our solutions to our customers, and any failure or interruption in the services provided by these third parties or our own systems could expose us to litigation and negatively impact our relationships with customers, adversely affecting our business, results of operations or financial condition.

Our business operations depend on the development and maintenance of the infrastructure of telecommunications services and on our ability to maintain and protect our network and computer systems. This includes maintenance of a reliable network connection with the necessary speed, data capacity and security for providing reliable internet access and services and reliable telephone and facsimile services. As a result, our information systems require an ongoing commitment of significant resources to maintain and enhance existing systems and develop new systems in order to keep pace with continuing changes in IT, emerging cybersecurity risks and threats, evolving industry and regulatory standards and changing preferences of our customers. Many of our network and computer solutions are located in our primary data and operations centers that we own and operate and some are outsourced to third-party hosting providers. We have consolidated several satellite data centers and plan to continue such consolidation. We also provide remote and cloud hosting services that involve operating our software and the software of vendors for our customers.

Our operations and facilities are vulnerable to interruption and/or damage from a number of sources, many of which are beyond our control, including, without limitation: power loss and telecommunications failures; fire, flood, hurricane, tornado and other natural disasters; software and hardware errors, failures or crashes; and cyber and ransomware attacks, computer viruses, hacking, break-ins, sabotage, intentional acts of vandalism and other similar disruptive problems. The occurrence of any of these events could result in interruptions, delays or cessations in service to users of our solutions, which could impair or prohibit our ability to provide our solutions, reduce the attractiveness of our solutions to our customers and could have a material adverse impact on our business, results of operations or financial condition. If customer access to our solutions is interrupted because of problems in our operations or our facilities, we could be in breach of our agreements with customers and/or exposed to significant claims, particularly if the access interruption is associated with problems in the timely delivery of medical care.

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

We also rely on a number of vendors, such as cloud service providers, to provide us with a variety of solutions and services, including cloud-based data hosting, telecommunications and data processing services necessary for our transaction services and processing functions and software developers for the development and maintenance of certain software products we use to provide our solutions. As a result, our disaster recovery and business continuity plans may rely, in part, on vendors of related services. We exercise limited control over vendors, which increases our vulnerability to problems with services they provide. Any errors, failures, interruptions or delays experienced in connection with vendor technologies and information services or our own systems could negatively impact our relationships with partners, adversely affect our business and could expose us to liabilities. Although we maintain insurance for our business, the coverage under our policies may not be adequate to compensate us for all losses that may occur. In addition, we cannot provide assurance that we will continue to be able to obtain adequate insurance coverage at an acceptable cost. If vendors do not fulfill their contractual obligations, have system failures or choose to discontinue their products or services, our business and operations could be disrupted, our brand and reputation could be harmed, and our financial condition or results of operations could be adversely affected.

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

As a result of the complexity of the issues facing healthcare providers and payers and the inherent complexity of our solutions to such issues, our customers depend on our support organization to resolve any technical issues relating to our offerings. In addition, our sales process is highly dependent on the quality of our offerings, on our business reputation and on strong recommendations from our existing customers. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for support services. We also may be unable to modify the format of our support services to compete with changes in support services provided by our competitors. It is difficult to predict customer demand for technical support services and, if customer demand increases significantly, we may be unable to provide satisfactory support services to our customers and their constituents. Failure to maintain high-quality and highly responsive technical support could harm our reputation, adversely affect our ability to sell our offering to existing and prospective customers and harm our business, results of operations and financial condition.

Our infrastructure, data or other operation centers and systems used in our business operations, including the internet and related systems of our vendors are vulnerable to, and from time to time experience, unauthorized access to data and/or breaches of confidential information.

In recent years, there have been a number of well-publicized data breaches involving the improper dissemination of personal information of individuals both within and outside of the healthcare industry. Most states require holders of personal information to maintain safeguards and take certain actions in response to a data breach, such as providing prompt notification of the breach to affected individuals or the state’s attorney general. In some states, laws are limited to electronic data, but states increasingly are enacting or considering stricter and broader requirements. Additionally, HIPAA imposes certain notification requirements on both Covered Entities and Business Associates. A non-permitted use or disclosure of protected health information is presumed to be a breach under HIPAA unless the Covered Entity or Business Associate establishes that there is a low probability the information has been compromised consistent with requirements enumerated in HIPAA.

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

Risks Related to International Operations

We are subject to risks associated with our international operations.

We market, sell and support our solutions internationally. While currently not a significant source of our revenue and profitability, we plan to continue to expand our non-U.S. operations and continue to focus on developing successful direct and indirect non-U.S. sales and support channels. Non-U.S. operations are subject to inherent risks, and our business, results of operations and financial condition, including our revenue growth and profitability, could be adversely affected by a variety of uncontrollable and changing factors. These include, but are not limited to:

•	greater difficulty in collecting accounts receivable and longer collection periods;

•	difficulties and costs of staffing and managing non-U.S. operations;

•	the impact of global economic and political market conditions;

•	effects of sovereign debt conditions, including budgetary constraints;

•	unfavorable or volatile foreign currency exchange rates;

•

legal compliance costs or business risks associated with our global operations where: (i) local laws and customs differ from, or are more stringent than those in the U.S., such as those relating to data privacy and data security, or (ii) risk is heightened with the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Anti-Bribery Act and similar laws and regulations in foreign jurisdictions;

•

certification, licensing, or regulatory requirements, including obligations imposed on manufacturers and distributors of medical devices by non-U.S. regulatory agencies, and unexpected changes to those requirements;

•	changes to or reduced protection of intellectual property rights in certain countries;

•	greater difficulty in protecting, maintaining and obtaining registered intellectual property, such as patents and trademarks;

•	potentially adverse tax consequences as a result of changes in tax laws or otherwise, and difficulties associated with repatriating cash generated or held abroad in a tax-efficient manner;

•	different or additional functionality requirements or preferences;

•	trade protection measures;

•	economic sanctions;

•	export control regulations;

•	disruption of, or loss of access to, regional IT or telecommunication networks;

•	health service provider or government spending patterns or government-imposed austerity measures;

•	natural disasters, war or terrorist acts; and

•	labor disruptions that may occur in a country.

We rely on vendors and other third parties including vendors outside the U.S., for some of our IT infrastructure, development and maintenance, quality assurance, operations, and customer support.

We currently depend on various vendors and other third parties for substantial business functions, including with respect to our IT systems (including infrastructure, application development, purchase and distribution, payment processing, manufacturing, and maintenance), business process outsourcing, call center services, customer support and similar services. Specifically, we outsource some of our software development and design, quality assurance, and operations activities to third-party vendors that have employees and consultants located outside the U.S. In February 2018, Change Healthcare LLC entered into a ten-year contract with Wipro in which it initially committed to purchase from Wipro at least $1.0 billion in outsourced professional services over the ten-year term of the contract; that commitment was reduced to $975.0 million in March 2020. If we fail to meet this minimum commitment, we may be forced to pay to Wipro 25% of the shortfall relative to the minimum commitment at the end of the term, thus increasing our costs without a commensurate increase in services provided to our business. If we had terminated the Wipro contract on March 31, 2021, we estimate that the termination fee would have been approximately $204.0 million, which represents the greater of (i) a termination fee equal to 25% of the remaining unspent minimum commitment and (ii) the remaining unrecovered costs incurred by Wipro in connection with its performance under the agreement. In addition, our dependence on Wipro and other third-party vendors creates a number of business risks—in particular, the risk that we may not maintain service quality, control or effective management with respect to these outsourcing arrangements of our business operations and that we cannot control the information systems, facilities or networks of such vendors.

Our results of operations could be adversely affected if the information systems, facilities or networks of a third party vendor are disrupted (including disruption of access), are damaged or fail, whether due to physical disruptions, such as fire, natural disaster, pandemic or power outage, or due to cyber-security incidents, ransomware or other actions of vendors, including labor strikes, political unrest and terrorist attacks. Moreover, because certain of our third-party vendors conduct operations for us outside the U.S., the political and military events in foreign jurisdictions could have an adverse impact on our outsourced operations. If we experience problems with our third-party vendors, if the costs charged by our third-party vendors increase or if our agreements with our third-party vendors are terminated, we may not be able to develop new solutions, enhance or operate existing solutions, or provide customer support in an alternate manner that is equally or more efficient and cost-effective.

Legislative changes and contractual limitations may impede our ability to utilize our offshore service capabilities.

In our operations, we have contractors and employees located outside of the U.S. who may have access to personal information, including protected health information. From time to time, Congress considers legislation that would restrict the transmission of personal information regarding a U.S. resident to any foreign affiliate, subcontractor or unaffiliated third party without adequate privacy protections or without providing notice to the identifiable individual of the transmission and an opportunity to opt out. Some of the proposals considered would have required patient consent and imposed liability on healthcare businesses arising from the improper sharing or other misuse of personal information. Congress also has considered creating a private civil cause of action that would allow an injured party to recover damages sustained as a result of a violation of these proposed restrictions. Furthermore, a number of states have considered prohibitions or limitations on the disclosure of personal information to individuals or entities located outside of the U.S. If this type of legislation is enacted, our ability to utilize offshore resources may be impeded, and we may be subject to sanctions for failure to comply with the new mandates of the legislation. In addition, the enactment of such legislation could result in such work being performed at a lower margin of profitability, or even at a loss.

In addition, CMS requires that some of our customers, including Medicare Advantage (“MA”) organizations and Medicare Part D prescription drug plans and their subcontractors, submit certain information regarding their offshore subcontractors and attest that measures have been taken to mitigate risk associated with sharing personal information with such offshore subcontractors. As a result, we may be required to submit information or an attestation and may be impacted by our customer’s failure to submit accurate and complete information or attestations. Further, as a result of concerns regarding the possible misuse of personal information, some of our customers have contractually limited or may seek to limit our ability to use our offshore resources which may increase our costs. Use of offshore resources may increase our risk of violating our contractual obligations to our customers to protect the privacy and security of personal information, which could adversely impact our reputation and our business. In addition, depending on the location of contractors and employees accessing personal information outside of the U.S., we may have additional compliance obligations under non-U.S. laws applicable to accessing, using, or otherwise processing personal information and transmitting that information back to the U.S.

Risks Related to Intellectual Property

The protection of our intellectual property requires substantial resources and protections of our proprietary rights may not be adequate.

We rely on a combination of trade secret, copyright and trademark laws, patents, license agreements, confidentiality procedures, nondisclosure agreements and technical measures designed to protect the intellectual property used in our business. The steps we have taken to protect and enforce our proprietary rights and intellectual property may not be adequate. For instance, we may not be able to secure trademark or service mark registrations for marks in the U.S. or in foreign countries or take similar steps to secure patents for our proprietary processes, methods and technologies. Even if we are successful in obtaining patent and/or trademark registrations, these registrations may be opposed or invalidated by a third party. In addition, our agreements with employees, consultants and others who develop intellectual property for or on behalf of us could be breached and could result in our trade secrets and confidential information being publicly disclosed. We may not have adequate remedies for any such breach. Third parties also may infringe upon or misappropriate our copyrights, trademarks, service marks, patents and other intellectual property rights. If we believe a third party has misappropriated our intellectual property, litigation may be necessary to enforce and protect those rights, which would divert management resources, would be expensive and may not effectively protect our intellectual property. Even if we establish infringement, a court may decide not to grant an injunction against further infringing activity and instead award only monetary damages, which may or may not be an adequate remedy. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during litigation. There could also be public announcements regarding the results of hearings, motions or other interim proceedings or developments. If analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of shares of our common stock. Moreover, there is no assurance that we will have sufficient financial or other resources to file and pursue such infringement claims, which typically last for years before they are concluded. Even if we ultimately prevail in such claims, the monetary cost of such litigation and the diversion of the attention of our management and scientific personnel could outweigh any benefit we receive as a result of the proceedings. As a result, if we fail to maintain adequate intellectual property protection or if a third party infringes or misappropriates our intellectual property, it may have a material adverse impact on our business, results of operations or financial condition.

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

Much of our business and many of our solutions rely on key technologies or content developed or licensed by third parties. For example, many of our software offerings are developed using software components or other intellectual property licensed from third parties, including both proprietary and open source licenses. These third-party software components may become obsolete, defective or incompatible with future versions of our solutions, or our relationship with the third-party licensor may deteriorate, or our contracts with the third-party licensor may expire or be terminated. In addition, like most other service providers in the healthcare industry, many of our products rely on proprietary healthcare codes, descriptive terms and other content, such as Current Procedural Terminology codes (“CPT” codes), that third parties, such as the American Medical Association (“AMA”) develop and license for the purpose of maintaining standard language and coding throughout the healthcare industry. Because CPT codes are licensed by the AMA on reasonable and non-discriminatory terms, we anticipate the continued availability of such content; however, if we are unable to maintain an ongoing license for such content, certain of our products may become partially or entirely incompatible with the healthcare industry. We may also face legal or business disputes with licensors that may threaten or lead to the disruption of inbound licensing relationships. In order to remain in compliance with the terms of our licenses, we must carefully monitor and manage our use of third-party software components, including both proprietary and open source license terms that may require the licensing or public disclosure of our intellectual property without compensation or on undesirable terms. Because the availability and cost of licenses from third parties depends upon the willingness of third parties to deal with us on the terms we request, there is a risk that third parties who license to our competitors either will refuse to license to us at all, or refuse to license to us on terms equally favorable to those granted to our competitors. Consequently, we may lose a competitive advantage with respect to these intellectual property rights or we may be required to enter into costly arrangements in order to terminate or limit these rights. Additionally, some of these licenses may not be available to us in the future on terms that are acceptable or that allow our solutions to remain competitive. Our inability to obtain licenses or rights on favorable terms could have a material effect on our business, including our financial condition and results of operations. In addition, it is possible that as a consequence of a merger or acquisition, third parties may obtain licenses to some of our intellectual property rights or our business may be subject to certain restrictions that were not in place prior to such transaction. Because the availability and cost of licenses from third parties depends upon the willingness of third parties to deal with us on the terms we request, there is a risk that third parties who license to our competitors either will refuse to license to us at all, or refuse to license to us on terms equally favorable to those granted to our competitors. Consequently, we may lose a competitive advantage with respect to these intellectual property rights or we may be required to enter into costly arrangements in order to terminate or limit these rights.

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

While we monitor our use of open source software and try to ensure that none is used in a manner that would require us to disclose our source code or that would otherwise breach the terms of an open source license, such use could inadvertently occur and we may be required to release our proprietary source code, pay damages for breach of contract, re-code or engineer one or more of our offerings, discontinue sales of one or more of our solutions in the event re-engineering cannot be accomplished on a timely basis or take other remedial action that may divert resources away from our development efforts, any of which could cause us to breach obligations to our customers, harm our reputation, result in customer losses or claims, increase our costs or otherwise adversely affect our business and results of operations.

Risks Related to Government Regulation and other Legal Risks

Recent and future developments in the healthcare industry could have a material adverse impact on our business, results of operations or financial condition.

Almost all of our revenue is derived from the healthcare industry, which is highly regulated and subject to changing political, legislative, regulatory and other influences. For example, the ACA changes how healthcare services are covered, delivered and reimbursed. The ACA mandates that substantially all U.S. citizens maintain health insurance coverage, expands health insurance coverage through a combination of public program expansion and private sector reforms, reduces Medicare program spending and promotes value-based purchasing. The previous presidential administration made significant efforts to repeal or weaken the ACA. For example, in December 2017, tax reform legislation was enacted that, effective January 2019, eliminated the financial penalty for individuals who failed to maintain health insurance coverage. This led to a global challenge to the ACA in 2018, mounted by Republican state attorneys general and governors in a case that is currently pending before the Supreme Court. The Supreme Court is expected to issue a decision in the case by July 2021. Further, under the previous presidential administration, CMS indicated its intent to increase flexibility in state Medicaid programs, including by expanding the scope of waivers under which states may implement Medicaid expansion provisions, imposing different eligibility or enrollment restrictions, or otherwise implementing programs that vary from federal standards. At the same time, members of Congress have in recent years proposed measures that would expand the role of government-sponsored coverage, including single payer or so-called “Medicare-for-All” proposals, which could have far-reaching implications for the healthcare industry if enacted.

While the current presidential administration has signaled its intent to strengthen the ACA and undo previous agency actions that were aimed at weakening the ACA under the former administration, we are unable to predict the full impact of the ACA and other health reform initiatives on our operations in light of the uncertainty regarding whether, when and how the ACA will be further changed, what alternative reforms (including single payer proposals), if any, may be enacted, the timing of enactment and implementation of alternative provisions and the impact of alternative provisions on various healthcare industry participants. Because many of our solutions are designed to assist customers in effectively navigating the shift to value-based healthcare, the elimination of, or significant revisions to, various value-based healthcare initiatives may adversely impact our business.

While many of the provisions of the ACA and other health reform initiatives may not be directly applicable to us, initiatives affect the businesses of our customers and the Medicaid programs. For example, as a result of Medicare payment reductions and other reimbursement changes mandated under the ACA, our customers may attempt to seek price concessions from us or reduce their use of our solutions, especially if provisions expanding coverage are repealed without eliminating the payment reductions or other reimbursement changes. Thus, the ACA may result in a reduction of expenditures by customers or potential customers in the healthcare industry, which could have a material adverse impact on our business, results of operations or financial condition. In addition, certain government programs, such as the Bundled Payments for Care Improvement initiative and the Accountable Care Organization Shared Savings Program, may impact reimbursement to our customers, which could have a material adverse impact on our business, results of operations or financial condition. Further, the general uncertainty of healthcare reform efforts, particularly if Congress repeals provisions of the ACA but delays the implementation date of repeal or fails to enact replacement provisions at the time of repeal, may negatively impact purchase decisions or demand for our solutions.

Moreover, there are numerous federal, state and private initiatives seeking to increase the use of IT in healthcare as a means of improving care and reducing costs. For example, the Health Information Technology for Economic and Clinical Health Act, which was enacted in 2009, and the 21st Century Cures Act (the “Cures Act”), which was enacted in 2016, contain incentives and penalties to promote the use of EHR technology and the efficient exchange of health information electronically. Further, the Cures Act provides for penalties to be imposed on IT developers, health information exchanges or networks and health providers that are found to improperly block the exchange of health information. These and other initiatives may result in additional or costly legal or regulatory requirements, may encourage more companies to enter our markets, may provide advantages to our competitors and may result in the development of competitive technology solutions. Any such initiatives also may result in a reduction of expenditures by existing or potential customers, which could have a material adverse impact on our business, results of operations or financial condition.

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

Even if general expenditures by healthcare industry constituents remain the same or increase, other developments in the healthcare industry may reduce spending on healthcare IT and services or in some or all of the specific markets we serve or are planning to serve. In addition, our customers’ expectations regarding pending or potential healthcare industry developments also may affect their budgeting processes and spending plans with respect to the types of solutions we provide. For example, use of our solutions could be affected by:

•	changes in the billing patterns of providers;

•	changes in the design of health insurance plans;

•	changes in the contracting methods payers use in their relationships with providers;

•	decreases in marketing expenditures by pharmaceutical companies or medical device manufacturers; and

•	implementation of government programs that streamline and standardize eligibility enrollment processes, which could result in decreased pricing or demand for our eligibility and enrollment solutions.

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

HIPAA. If we are unable to properly protect the privacy and security of protected health information entrusted to us, we could be found to have breached our contracts with our customers and be subject to investigation by the U.S. Department of Health and Human Services (“HHS”) Office for Civil Rights (“OCR”). In the event OCR finds that we have failed to comply with applicable HIPAA privacy and security standards, we could face civil and criminal penalties. In addition, OCR performs compliance audits of Covered Entities and Business Associates in order to proactively enforce the HIPAA privacy and security standards. OCR has become an increasingly active regulator and has signaled its intention to continue this trend. OCR has the discretion to impose penalties without being required to attempt to resolve violations through informal means; further OCR may require companies to enter into resolution agreements and corrective action plans which impose ongoing compliance requirements. OCR enforcement activity can result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources. In addition to enforcement by OCR, state attorneys general are authorized to bring civil actions under either HIPAA or relevant state laws seeking either injunctions or damages in response to violations that threaten the privacy of state residents. Although we have implemented and maintained policies, processes and a compliance program infrastructure (e.g., a Privacy Office) to assist us in complying with these laws and regulations and our contractual obligations, we cannot provide assurance regarding how these laws and regulations will be interpreted, enforced or applied to our operations. In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations at the federal and state levels also might require us to make costly system purchases and/or modifications or otherwise divert significant resources to HIPAA compliance initiatives from time to time.

HIPAA and its implementing regulations mandate format and data content standards and provider identifier standards (known as the National Provider Identifier) that must be used in certain electronic transactions, such as claims, payment advice and eligibility inquiries. HHS has established standards that health plans must use for electronic fund transfers with providers, has established operating rules for certain transactions, and is in the process of establishing operating rules to promote uniformity in the implementation of the remaining types of covered transactions. The ACA also requires HHS to establish standards for health claims attachment transactions. HHS has modified the standards for electronic healthcare transactions (e.g., eligibility, claims submission and payment and electronic remittance) from Version 4010/4010A to Version 5010. Further, as of 2015, HHS requires the use of updated standard code sets for diagnoses and procedures known as the ICD-10 code sets. Enforcement of compliance with these standards falls under HHS and is carried out by CMS.

In the event new requirements are imposed, we will be required to modify our systems and processes to accommodate these changes. We seek to modify our systems and processes as needed to prepare for and implement changes to the transaction standards, code sets operating rules and identifier requirements; however, we may not be successful in responding to these changes, and any responsive changes we make to our systems and processes may result in errors or otherwise negatively impact our service levels. In addition, the compliance dates for new or modified transaction standards, operating rules and identifiers may overlap, which may further burden our resources.

We also may experience complications related to supporting customers that are not fully compliant with the revised requirements as of the applicable compliance or enforcement date. Some payers and healthcare clearinghouses may interpret HIPAA transaction requirements differently than we do or may require us to use legacy formats or include legacy identifiers as they transition to full compliance with the revised requirements. For example, we continue to process transactions using legacy identifiers for non-Medicare claims that are sent to us to the extent that the intended recipients have not instructed us to suppress those legacy identifiers. Where payers or healthcare clearinghouses require conformity with their interpretations or require us to accommodate legacy transactions or identifiers as a condition of successful transactions, we seek to comply with their requirements. We continue to work with payers, providers, practice management system vendors and other healthcare industry constituents to implement the transaction standards and identifier standards. However, we cannot provide assurances regarding how CMS will enforce the transaction and identifier standards or how CMS will view our practice of accommodating requests to process transactions that include legacy formats or identifiers for non-Medicare claims. It is possible that we, or our customers, could be subject to enforcement actions as a result of these accommodations. Any regulatory change, clarification or enforcement action by CMS that prohibits the processing by healthcare clearinghouses or private payers of transactions containing legacy formats or identifiers could have a material adverse impact on our business, results of operations or financial condition.

Other Privacy and Security Requirements. There also are numerous U.S. federal, state and international privacy and security laws that govern the collection, dissemination, use, access, retention, protection, transfer and confidentiality of personal information. For example, GDPR, which became effective on May 25, 2018, is more stringent than laws and regulations governing personal information in the U.S. Certain of our solutions involve the transmission and storage of customer data in various jurisdictions, which subjects the operation of that service to privacy or data protection laws and regulations in those jurisdictions. While we believe our solutions comply with current regulatory and security requirements, there can be no assurance that such requirements will not change or that we will not otherwise be subject to legal or regulatory actions. These laws and regulations are rapidly evolving and changing, and could have an adverse impact on our operations. These laws and regulations are subject to uncertainty in how they may be interpreted and enforced by government authorities and regulators. The costs of compliance with, and the other burdens imposed by, these and other laws or regulatory actions may increase our operational costs, prevent us from providing our solutions, and/or impact our ability to invest in or jointly develop our solutions. We also may face audits or investigations by one or more domestic or foreign government agencies relating to our compliance with these laws and regulations. An adverse outcome under any such investigation or audit could result in fines, penalties, other liability, or could result in adverse publicity or a loss of reputation, and adversely affect our business. Any failure or perceived failure by us or by our solutions to comply with these laws and regulations may subject us to legal or regulatory actions, damage our reputation or adversely affect our ability to provide our solutions in the jurisdiction that has enacted the applicable law or regulation. Moreover, if these laws and regulations change, or are interpreted and applied in a manner that is inconsistent with our policies and processes or the operation of our solutions, we may need to expend resources in order to change our business operations, policies and processes or the manner in which we provide our solutions. This could adversely affect our business, financial condition and results of operations.

Anti-Kickback and Anti-Referral Laws. A number of federal and state laws govern patient referrals, financial relationships with physicians and other referral sources and inducements to providers and patients, including restrictions contained in amendments to the Social Security Act, commonly known as the “federal Anti-Kickback Statute (“AKS”). The AKS contains a limited number of exceptions, and the Office of the Inspector General (“OIG”) of HHS has created regulatory safe harbors to the AKS. Activities that comply with a safe harbor are deemed protected from prosecution under the AKS. Our contracts and other arrangements may not meet an exception or a safe harbor. Additionally, many states have similar anti-kickback laws that are not necessarily limited to items or services for which payment is made by a federal healthcare program. In addition, federal laws restricting certain physician self-referrals (also known as “Stark Law”), as well as state counterparts, may prohibit payment for patient referrals, patient brokering, remuneration of patients, or billing based on referrals between individuals or entities that have various financial, ownership, or other business relationships with physicians or other healthcare providers. To the extent we undertake billing and coding for designated health services, such activities may result in allegations that we have processed or forwarded improper claims.

The laws and regulations in this area are both broad and vague and judicial interpretation can be inconsistent. We review our practices with regulatory experts in an effort to comply with all applicable laws and regulatory requirements. However, we are unable to predict how laws and regulations will be interpreted or the full extent of their application, particularly to services that are not directly billed to or reimbursed by federal healthcare programs, such as transaction processing services. Any determination by a federal or state regulatory authority that any of our activities or those of our customers or vendors violate any of these laws or regulations could: (i) subject us to civil or criminal penalties, (ii) require us to enter into corporate integrity agreements or similar agreements with government regulators to meet ongoing compliance obligations, (iii) require us to change or terminate some portions of our business, (iv) require us to refund a portion of our service fees, and/or (v) disqualify us from providing services to customers that are, or do business with, government programs. These activities could result in a material adverse impact on our business, results of operations or financial condition. Even an unsuccessful challenge of our activities could result in adverse publicity and could require a costly response.

False or Fraudulent Claim Laws; Medical Billing and Coding. Medical billing, coding and collection activities are governed by numerous federal and state civil and criminal laws, regulations and sub-regulatory guidance. We may be subject to, or contractually required to comply with, numerous federal and state laws that prohibit false or fraudulent claims including but not limited to the False Claims Act (“FCA”), the CMP and state equivalents. For example, errors or the unintended consequences of data manipulations by us or our systems with respect to the entry, formatting, preparation or transmission of claims, coding, audit, eligibility and other information, may result in allegations of false or fraudulent claims. False or fraudulent claims under the FCA and other laws include, but are not limited to, billing for services not rendered, making or causing to be made or used a false record or statement that is material to a false claim, failing to refund known overpayments, misrepresenting actual services rendered, improper coding and billing for medically unnecessary items or services. Some of these laws, including CMP, require a lower burden of proof than other fraud, waste and abuse laws. Federal and state authorities increasingly assert liability under CMP, especially where they believe they cannot meet the higher burden of proof requirements under the various criminal healthcare fraud provisions. Current penalties under CMP are significant, up to $100,000 per prohibited kickback and assessments of up to three times the amount claimed or received. Further, violations of the FCA are punishable by treble damages and penalties of up to $23,331 per false claim, and whistleblowers may receive a share of amounts recovered. Civil monetary penalties, including those imposed under the AKS and the FCA, are updated annually based on changes to the consumer price index.

In addition, the FCA prohibits the knowing submission of false claims or statements to the federal government, including to Medicare and Medicaid programs. The FCA also contains whistleblower provisions which allow private individuals to sue on behalf of the federal government alleging that the defendant has defrauded the federal government. Although simple negligence will not give rise to liability under the FCA, “knowingly” is defined broadly by the FCA and submitting a claim with reckless disregard to its truth or falsity can constitute “knowingly” submitting a false claim and may result in liability. Several states, including states in which we operate, have adopted their own false claims provisions and their own whistleblower provisions whereby a private individual may file a civil lawsuit in state court. Civil penalties also may be imposed for the failure to report and return an overpayment made by the federal government within 60 days of identifying the overpayment and also may result in liability under the FCA. The FCA provides that submission of a claim for an item or service generated in violation of the AKS constitutes a false or fraudulent claim under the FCA. Whistleblowers and federal authorities have taken the position, and some courts have held, that providers who allegedly violated other statutes, such as Stark Law, have thereby submitted false claims under the FCA. Although we believe our processes are consistent with applicable reimbursement rules and industry practice, a court, government authority or whistleblower could challenge these processes. In addition, we cannot guarantee that federal and state authorities will regard any billing and coding errors we process or make as inadvertent or will not hold us responsible for any compliance issues related to claims, reports and other information we handle on behalf of providers and payers. We cannot predict the impact of any enforcement actions under the various false claims and fraud, waste and abuse laws applicable to our operations. Even an unsuccessful challenge of our practices could cause us to incur adverse publicity and significant legal and related costs.

Exclusion from participation in government healthcare programs. We are also subject to the exclusion rules of the Office of the Inspector General (“OIG”) of HHS whereby OIG may or must exclude individuals and entities convicted of program-related crimes from participation in the Medicare and Medicaid programs. While we regularly screen for excluded individuals as part of our initial hiring and continued employment as well as excluded individuals and entities as part of our contractor practices, we may not always identify all excluded individuals and entities. If we were found to have employed or contracted with an excluded individual or entity, we could face significant consequences such as exclusion from participation in federal healthcare programs, CMPs, and treble damages. We could also have liability to individual customers pursuant to those customer contracts.

FDA and International Regulation of Medical Software. Certain of our products are classified as medical devices and are subject to regulation by the FDA and numerous other federal, state and foreign governmental authorities. If the FDA chooses to regulate more of our solutions as medical devices, or subsequently changes or reverses its guidance regarding not enforcing certain regulatory controls, we may be obligated to comply with extensive requirements. Any additional FDA regulations governing healthcare software products may increase the cost and time-to-market of new or existing solutions or may prevent us from marketing our solutions. If we fail to maintain or obtain regulatory approvals and clearances, or experience significant delays in obtaining, FDA clearances or approvals for our future products or product enhancements, our ability to commercially distribute and market these products could suffer. Modifications to our medical device products may require new regulatory approvals or clearances, or require us to recall or cease marketing the modified devices until these clearances or approvals are obtained. Once a device is on the market, we must comply with numerous additional regulations which may require us to file adverse event reports and recalls as well as manufacture the software in accordance with a quality management system. Compliance with applicable regulatory requirements is subject to continual review and is monitored through periodic inspections by the FDA. In addition, we must comply with requirements and restrictions related to advertising, marketing and promotion of FDA-approved medical devices, as well as more stringent requirements applicable to medical devices that are pending FDA approval. If we fail to comply with regulatory requirements in the U.S. or experience delays in obtaining necessary regulatory approvals or clearances, this could delay production of our medical device products and lead to fines, difficulties in obtaining regulatory approvals or clearances, recalls, enforcement actions, including injunctive relief or consent decrees, or other consequences, which could, in turn, have an adverse effect on our financial condition or results of operations.

Foreign governmental authorities that regulate the manufacture and sale of medical devices have become increasingly stringent and, where we sell our medical device solutions internationally, we are subject to international regulation regarding these medical device solutions. These international regulations could cause us to incur increased costs as they impose increased compliance obligations.

Interoperability Requirements. There is increasing demand among customers, industry groups and government authorities that healthcare IT products provided by various vendors be compatible with each other and allow for the efficient exchange of EHR information. Although several of our healthcare IT solutions have received certification, rules regarding interoperability and certification standards are subject to regular revision and updates. In March 2020, the Office of the National Coordinator for Health Information Technology (“ONC”) and CMS released final regulations concerning interoperability and information blocking. The final ONC rules address, among other things, the kinds of industry behaviors that do and do not constitute information blocking under the Cures Act and includes new criteria involving exporting electronic health information and standardized APIs for patient services. Health IT developers, exchanges, or networks that do engage in such information blocking by knowingly adopting practices that are likely to interfere with, prevent, or materially discourage the access, exchange, or use of electronic health information, may be subject to civil monetary penalties of up to $1 million per violation. The final CMS rule, among other things, effectively mandates interoperability as a condition for participating in Medicare. While we believe we are well positioned to address these new rules, it is too early to tell the impact these rules will have on our business and the industry we serve. In October 2016, HHS published rules establishing processes to facilitate ONC’s direct review and evaluation of the performance of certified health IT in certain circumstances, including in response to problems or issues that could pose serious risks to public health or safety. As a result of changing requirements, we may incur increased development costs and delays in receiving certification for our solutions, and changing or supplementing rules also may lengthen our sales and implementation cycle. We also may incur costs in periods prior to the corresponding recognition of revenue. To the extent these requirements subsequently are changed or supplemented, or our prior certifications are no longer valid, or we are delayed in receiving new certifications for our solutions, customers may postpone or cancel their decisions to purchase or implement these solutions.

Restrictions on Communications. Communications with our customers and our customers’ patients increasingly are scrutinized under laws and regulations governing communications. For example, the Telephone Consumer Protection Act (“TCPA”) subjects us and our vendors to various rules regarding contacting our customers and our customers’ patients via telephone, fax or text message and may impact our operations. In the last few years, there has been a significant increase in class action lawsuits brought under the TCPA. This increase has been driven, in part, by more expansive interpretations of the activity subject to regulation under the TCPA by some courts and by the Federal Communications Commission (“FCC”), as well as by the significant statutory damages that are potentially available to successful plaintiffs. Because our solutions need and rely upon various messaging components to achieve successful outcomes for us and our customers, our ability to communicate with our customers and their patients may be affected by the TCPA, its implementing regulations and litigation pursuant to the TCPA. In addition, because of the scope and interpretation of the TCPA is continuing to evolve and develop, we inadvertently could fail to comply or be alleged to have failed to comply with the TCPA, and consequently be subject to significant statutory damages and negative publicity associated with class action litigation and/or costs associated with modifying our solutions and business strategies. Furthering the compliance challenges posed by the TCPA is the fact that the FCC and various courts, including the Supreme Court, continue to review dozens of petitions from parties in various industries that seek interpretation of the TCPA’s various regulations. To the extent the FCC issues an order, or the Supreme Court renders an opinion, that alters current understanding and accepted interpretation of the TCPA’s regulations, we may be required to modify our solutions in ways that may make them less attractive to our customers and/or require us to alter our business strategies and incur increased costs. In addition, we also may be subject to claims alleging failure to comply with email and marketing regulations under the CAN-SPAM Act, and additional fax regulations under the Junk Fax Act and data privacy rules under the California Consumer Privacy Act of 2018, as well as potentially under non-U.S. laws that regulate communications and messaging and that affect our operations, such as CASL, GDPR, and the EU’s e-Privacy Directive and implementing member state laws (and any subsequent changes to such laws). As laws and regulations, including FTC enforcement, rapidly evolve to govern the use of these platforms and devices, the failure by us, our employees or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms and devices could adversely impact our business, financial condition and results of operations or subject us to fines or other penalties.

Financial Services Related Laws, Regulations and Industry Standards. Financial services and electronic payment processing services are subject to numerous laws, regulations and industry standards. These laws may subject us, our vendors and our customers to liability as a result of our communication and payment solutions. If we fail to comply with any applicable communication and payment rules or requirements, we may be subject to fines and changes in transaction fees and may lose our ability to process payment transactions or facilitate other types of billing and payment solutions. Moreover, in addition to regulatory requirements related to electronic funds transfers, payment transactions processed using the Automated Clearing House Network are subject to network operating rules promulgated by the National Automated Clearing House Association, and these rules may affect our payment practices. Certain payment transactions may be subject to card association and network rules and standards. Failure to comply with such rules or standards could subject us to fines or penalties imposed by such card associations and networks. If any changes in such rules or standards increase the cost of doing business or limit our ability to provide our solutions, our business, results of operations or financial condition could suffer. Further, our communication and payment solutions may impact the ability of our payer customers to comply with state prompt payment laws. These laws require payers to pay healthcare claims meeting the statutory or regulatory definition of a “clean claim” within a specified time frame. Finally, as we expand our financial services offerings we may be subject to additional laws and regulations, including certain consumer protection laws such as the Fair Debt Collections Practices Act, the Fair Credit Reporting Act and various other state laws implicated by such financial services.

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

Physician Payments Sunshine Act. As a medical device manufacturer, we must report to CMS payments or “transfers of value” made to certain healthcare providers and treating hospitals, including meals, travel reimbursement, consulting fees and research payments. The Sunshine Act authorizes significant civil monetary penalties for each payment or transfer of value not accurately or completely reported. Although we have processes in place to track and timely report such financial relationships, we inadvertently may fail to track and report all such financial relationships and thus may be subject to penalties for such non-compliance. Various states have passed transparency and gift ban laws that require reporting or somehow limit the context in which transfers of value may be made by medical device manufacturers to various healthcare professionals. Violations of these state transparency or gift ban statutes may subject us to fines for each occurrence.

U.S. Postal Service Laws and Regulations. Our communication and payment solutions provide mailing services primarily delivered by the U.S. Postal Service (“USPS” or the “Postal Service”). Postage is the most significant cost incurred in the delivery of our communication and payment solutions. Although we generally pass increases in postage costs through to our customers, in some circumstances we may be unable to do so, or the resulting increases in our charges could cause our customers to reduce the volume of our services they purchase. While we cannot predict the magnitude of these effects, they could have a material effect on our business, results of operations or financial condition.

The Postal Service could increase the rates of postage that we must pay. Most of the mail that we send uses market-dominant mail products, whose postal rates are subject to maximum rate regulation. Current regulatory rules generally limit the average rate increase for each class of market-dominant mail to the rate of increase of the Consumer Price Index (“CPI”). The Postal Service, however, has argued for eliminating or loosening this restriction, and the Postal Regulatory Commission is now considering proposed rule changes that would have this effect. It is also possible that Congress could eliminate or loosen the restriction on postal rate increases through legislation, particularly if the Postal Service continues to report financial losses. Even under current regulatory standards, the Postal Service has broad flexibility to raise rates on individual rate categories within a class of mail faster than the CPI, as long as the average rates for the affected mail class as a whole do not increase the CPI-based rate cap.

Most of the postal rates we pay reflect significant discounts from the basic USPS postage rate structure. These discounts could be changed or discontinued at any time on short notice. The Postal Service also could require more costly or difficult mail preparation (e.g., presorting, barcoding, bundling or destination entry) requirements as a condition for continuing to use the discounted rates. More onerous preparation requirements could force us to incur additional mail preparation costs or pay higher rates of postage. Further, it is possible that the Postal Service, the Postal Inspection Service, or other law enforcement officials could allege that we did not prepare past mailings as required to qualify for the discounted rates at which the mailings were mailed, and that we now owe additional postage. If the government concludes that the noncompliance was intentional or reckless, the government could seek to recover treble damages and civil penalties of up to $23,331 per false claim (adjusted annually to reflect changes in the CPI). If the volume of mail subject to these allegations is large enough, the recovery sought could have a material effect on our business, results of operations or financial condition.

Payment Card Industry Standards. We accept credit card, eCheck, Automated Clearing House (“ACH”) Payments, and payments via online portal, phone/Interactive Voice Response system or by mail. Compliance with contractual obligations and evolving privacy and security laws, requirements and regulations may result in cost increases due to necessary systems changes, new limitations or constraints on our business and the development of new administrative processes. If we fail to adequately control fraudulent ACH, credit card and debit card transactions, we may face civil liability, diminished public perception of our security measures and significantly higher ACH, credit card and debit card related costs, each of which could adversely affect our business, financial condition and results of operations. The termination of our ability to process payments through ACH transactions or on any major credit or debit card would adversely affect our ability to operate our business.

Other State Healthcare Laws. Most states have a variety of laws that potentially impact our operations and business practices. If our arrangements with physicians or other practitioners were found to violate a corporate practice of medicine, nursing and other licensed professions prohibition or fee-splitting prohibition, we may be subject to civil or criminal penalties, be required to terminate or make changes to our contractual arrangements with practitioners or to our business, or be required to remit portions of our services fees to practitioners, which, in turn, may adversely affect both our operations and profitability. Further, we could face sanctions for aiding and abetting the violation of the state’s professional licensure statutes. In addition, we hold certain state licenses and enrollments in government healthcare programs which subject us to additional requirements and scrutiny by government regulators. Failure to comply with requirements and obligations imposed by such licensure and enrollments may result in civil and criminal penalties and may adversely affect our business. We continually monitor legislative, regulatory and judicial developments related to licensure and engagement arrangements with professionals; however, new agency interpretations, federal or state legislation or regulations, or judicial decisions could require us to change how we operate, may increase our costs of services and could have a material adverse impact on our business, results of operations or financial condition.

We may be a party to legal, regulatory and other proceedings that could result in unexpected adverse outcomes.

From time to time, we have been, are and may in the future be, a party to legal and regulatory proceedings and investigations, including matters involving governmental agencies and entities with which we do business and other proceedings and investigations arising in the ordinary course of business, as described in more detail above. In addition, there are an increasing number of, and we may be subject to, investigations and proceedings in the healthcare industry generally that seek recovery under HIPAA, AKS, the FCA, the CMP, the Stark Law, the Sunshine Act, state laws and other statutes and regulations applicable to our business as described in more detail above. These and other similar statutory requirements impose statutory penalties for proven violations, which could be significant. We also may be subject to legal proceedings under non-healthcare federal, state and international laws affecting our business, such as the TCPA, the Fair Debt Collections Practices Act, the Fair Credit Reporting Act, CAN-SPAM Act, Junk Fax Act, FCPA, the California Consumer Privacy Act of 2018, GDPR, employment, banking and financial services and USPS laws and regulations, as further detailed above. Such proceedings are inherently unpredictable, and the outcome can result in verdicts and/or injunctive relief that may affect how we operate our business or we may enter into settlements of claims for monetary payments. In some cases, substantial non-economic remedies or punitive damages may be sought. Governmental investigations, audits and other reviews could also result in criminal penalties or other sanctions, including restrictions, changes in the way we conduct business or exclusion from participation in government programs. We evaluate our exposure to these legal and regulatory proceedings and establish reserves for the estimated liabilities in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Assessing and predicting the outcome of these matters involves substantial uncertainties. Unexpected outcomes in these legal proceedings, or changes in management’s evaluations or predictions and accompanying changes in established reserves, could have a material adverse impact on our business, results of operations or financial condition.

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

Risks Related to Mergers, Acquisitions and Divestitures

Our business will suffer if we fail to successfully integrate acquired businesses and technologies or to appropriately assess the risks in particular transactions.

We have historically acquired, and, consistent with the UHG Agreement, in the future may acquire, businesses, technologies, services, product lines and other assets. The successful integration of any businesses and assets we have acquired or may acquire can be critical to our future performance. The amount and timing of the expected benefits of any acquisition, including potential synergies, are subject to risks and uncertainties. These risks and uncertainties include, but are not limited to, those relating to:

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

Although we attempt to evaluate the risks inherent in each transaction and evaluate acquisition candidates appropriately, we may not properly ascertain all risks and the acquired businesses or other assets may not perform as expected or enhance our value as a whole. Acquired businesses also may have larger than expected liabilities that are not covered by the indemnification, if any, that we are able to obtain from the sellers. Furthermore, the historical financial statements of companies are prepared by seller management and are not independently verified by our management. In addition, pro forma financial statements prepared by us to give effect to such acquisitions may not accurately reflect the results of operations that would have been achieved had the acquisition of such entities been completed at the beginning of the applicable periods. There are also no assurances that we will continue to acquire businesses at valuations consistent with prior acquisitions or that we will complete acquisitions at all. If we are unable to successfully complete and integrate strategic acquisitions in a timely manner, our business and growth strategies could be negatively affected.

We may not realize the anticipated benefits of divestitures.

We have, and consistent with the UHG Agreement, in the future, may divest assets or businesses. We may encounter difficulty in finding or completing divestiture opportunities or alternative exit strategies on acceptable terms or in a timely manner. These circumstances could delay the achievement of our strategic objectives or cause us to incur additional expenses with respect to assets or a business that we want to dispose of, or we may dispose of assets or a business at a price or on terms that are less favorable than anticipated. Additionally, such dispositions could result in disruption to other parts of our business, potential loss of employees or customers, exposure to unanticipated liabilities or result in ongoing obligations and liabilities to us following a divestiture. For example, in connection with a disposition, we may be contractually obligated to continue obligations to customers, vendors, or other third parties, and we may have continuing indemnities and obligations for pre-existing liabilities related to the assets or businesses. Such obligations could have a material adverse impact on our business, results of operations or financial condition.

Financial Risks and Risks Related to Taxation and Accounting

Substantial indebtedness could adversely affect our financial condition, our ability to operate our business, our ability to react to changes in the economy or our industry, our ability to meet obligations under our outstanding indebtedness and could divert our cash flow from operations for debt payments.

We have a substantial amount of debt, which requires significant interest and principal payments. As of March 31, 2021, our total indebtedness was approximately $4,762.1 million. In addition, we had $778.8 million of availability under the senior secured revolving credit facility (the “Revolving Facility”). Pursuant to the UHG Agreement, our indebtedness may be extinguished in connection with the consummation of the UHG Transaction. Subject to certain restrictions on our ability to incur additional indebtedness contained in the UHG Agreement, the limits contained in the credit agreement that governs our Revolving Facility and our senior secured term loan facility (“Term Loan Facility”, together with the Revolving Facility, the “Senior Credit Facilities”) and the indenture that governs our senior notes (“Senior Notes”), we may be able to incur additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to the level of debt could increase and have important consequences, including the following:

•	it may be difficult to satisfy our obligations, including debt service requirements under outstanding debt;

•	our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions or other general corporate purposes may be impaired;

•

a substantial portion of cash flow from operations are required to be dedicated to the payment of principal and interest on indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures, future business opportunities and other purposes;

•	we could be more vulnerable to economic downturns and adverse industry conditions and our flexibility to plan for, or react to, changes in our business or industry are more limited;

•

our ability to capitalize on business opportunities and to react to competitive pressures, may be compromised due to our level of debt and the restrictive covenants in the credit agreement that governs the Senior Credit Facilities and the indenture that governs the Senior Notes;

•	our ability to borrow additional funds or to refinance debt may be limited; and

•	such indebtedness may cause potential or existing customers to not contract with us due to concerns over our ability to meet our financial obligations under such contracts.

Our ability to make scheduled payments and refinance our indebtedness depends on our financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business and other factors and reimbursement actions of governmental and commercial payers, all of which are beyond our control. We cannot guarantee that our business will generate sufficient cash flow from operations or that future borrowings will be available. Any refinancing or restructuring of indebtedness could be at higher interest rates and may require us to comply with more onerous covenants that could further restrict our business operations. Moreover, in the event of a default, the holders of such indebtedness could elect to declare such indebtedness be due and payable and/or elect to exercise other rights, such as the lenders under the Revolving Facility terminating their commitments thereunder and ceasing to make further loans or the lenders under the Senior Credit Facilities instituting foreclosure proceedings against their collateral, any of which could materially adversely affect our results of operations and financial condition.

Furthermore, all of the debt under the Senior Credit Facilities bears interest at variable rates. If interest rates increase, our debt service obligations on our Senior Credit Facilities would increase and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease.

Our debt agreements impose significant operating and financial restrictions, which may prevent us from capitalizing on business opportunities.

The credit agreement that governs our Senior Credit Facilities and the indenture that governs our Senior Notes each impose significant operating and financial restrictions which limit our ability to, among other things:

•	incur or guarantee additional debt or issue disqualified stock or preferred stock;

•	pay dividends and make other distributions on, or redeem or repurchase, capital stock;

•	make certain investments;

•	incur certain liens;

•	enter into transactions with affiliates;

•	merge or consolidate;

•	enter into agreements that restrict the ability to make dividends or other payments;

•	designate restricted subsidiaries as unrestricted subsidiaries; and

•	transfer or sell assets.

As a result of these restrictions, along with the restrictions in the UHG Agreement, we may be limited as to how we conduct our business and we may be unable to raise additional financing to compete effectively or take advantage of new business opportunities. The terms of any future indebtedness could include more restrictive covenants. We cannot guarantee that we will be able to maintain compliance with these covenants in the future and, if they fail to do so, that they will be able to obtain waivers from the lenders and/or amend the covenants. Failure to comply with the restrictive covenants described above as well as the terms of any future indebtedness could result in an event of default, which, if not cured or waived, could result in it being required to repay these borrowings before their due date. If we are forced to refinance these borrowings on less favorable terms or cannot refinance these borrowings, our results of operations and financial condition could be adversely affected.

Changes in the method for determining LIBOR or the elimination of LIBOR could affect our results of operations or financial condition.

In July 2017, the Financial Conduct Authority (the “FCA”) (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. In November 2020, the ICE Benchmark Administration, the administrator of LIBOR, announced its intention to continue publication of certain LIBOR tenors until June 2023. Concurrently, the U.S. Federal Reserve issued a statement advising banks to stop entering into new contracts that use LIBOR as a reference rate by the end of 2021. On March 5, 2021, the FCA confirmed that all LIBOR settings will either cease to be provided by any administrator or no longer be representative: (a) immediately after December 31, 2021, in the case of the one week and two month U.S. dollar settings; and (b) immediately after June 30, 2023, in the case of the remaining U.S. dollar settings. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. The ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. The outcome of these reforms is uncertain, and any changes adopted by the FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. We have material contracts that are indexed to USD-LIBOR and are monitoring this activity and evaluating the related risks.

U.S. federal tax reform could adversely affect our results of operations.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was signed into law, which made significant changes to the Code. Among other changes, Section 163(j) of the Code was amended to limit the deductibility of net interest expense paid or accrued on debt properly allocable to a trade or business to 30% of “adjusted taxable income,” subject to certain exceptions. Any deduction in excess of the limitation is carried forward and may be used in a subsequent year, subject to the 30% limitation. Under the Coronavirus Aid, Relief, and Economic Security Act, the 30% limitation was temporarily increased to 50% for taxable years ended March 31, 2020 and March 31, 2021. Adjusted taxable income is determined without regard to certain deductions, including those for net interest expense, net operating loss carryforwards and, for taxable years beginning before January 1, 2022, depreciation, amortization and depletion. While the impact of this rule is not completely clear and could change due to the issuance of additional interpretive guidance or changes in our level of indebtedness, we expect these rules will limit the amount of net interest expense that we and our subsidiaries can use as a deduction against taxable income and, as a result, may negatively impact our financial condition and results of operations.

The amounts we will be required to pay under tax receivable agreements (“TRAs”) could be significant and, in certain circumstances, could differ significantly from the underlying tax benefits realized.

We are currently subject to certain TRAs with current and former owners; however, pursuant to the UHG Agreement, we expect each TRA will be terminated in connection with the consummation of the UHG Transaction. One of the existing tax receivable agreements (the “McKesson Tax Receivable Agreement”) generally provides for the payment to affiliates of McKesson (the “McKesson TRA Parties”) of 85% of certain cash tax savings realized or expected to be realized as a result of (i) certain amortization from tax basis in assets transferred to the Joint Venture when the Joint Venture was created and (ii) imputed interest deductions and certain other tax attributes arising from payments under the McKesson Tax Receivable Agreement. Change, the Joint Venture, McKesson and certain of McKesson’s affiliates have also entered into an amended and restated letter agreement (the “Letter Agreement”) pursuant to which McKesson may choose to allocate an amount of deductions related to certain amortizable tax basis in assets transferred to the Joint Venture at the consummation of the Joint Venture Transactions to us in excess of a specified minimum threshold, in which case we may be required to make cash payments to McKesson equal to 100% of our tax savings attributable to such excess deductions for any tax period ending prior to the date on which McKesson ceases to own at least 20% of the Joint Venture. Because McKesson ceased to own at least 20% of the Joint Venture during the year ended March 31, 2020, the Letter Agreement applies only to tax benefits obtained in the periods ended March 31, 2019 and earlier, of which we estimate there are none.

Another existing tax receivable agreement (the “2017 Tax Receivable Agreement”) generally requires payments to affiliates of the Sponsors and certain other former stockholders of Change Healthcare Performance, Inc. (the “2017 TRA Parties”) of 85% of the net cash tax savings realized or expected to be realized by Change Healthcare Performance, Inc. and our subsidiaries in respect of periods ending on or after the Joint Venture was created as a result of certain net operating losses and certain other tax attributes of Change Healthcare Performance, Inc. as of the date of the Joint Venture was created.

A predecessor to Change Healthcare Performance, Inc. is party to certain tax receivable agreements (the “2009—2011 Tax Receivable Agreements,” and together with the 2017 Tax Receivable Agreement, the “Legacy CHC Tax Receivable Agreements”) which were assumed by the Joint Venture in connection with the Joint Venture its creation. We are obligated to make payments to certain of the former Legacy CHC Stockholders (the “2009—2011 CHC TRA Parties,” and collectively, with the McKesson TRA Parties and the 2017 TRA Parties, the “TRA Parties”), equal to 85% of the applicable cash savings that the Joint Venture realizes or is expected to realize as a result of tax attributes arising from certain previous transactions. Because covered changes of control with respect to the 2009—2011 Tax Receivable Agreements occurred as a result of the creation of the Joint Venture and other previous reorganizations, payments the Joint Venture makes under the 2009—2011 Tax Receivable Agreements are calculated using certain valuation assumptions, including that the Joint Venture will have sufficient taxable income to use the applicable tax attributes and that certain of such tax attributes will be used by the Joint Venture on a pro rata basis from the date the Joint Venture was created (or in certain cases from the date of certain previous transactions) through the expiration of the applicable tax attribute.

The payments required under these tax receivable agreements could be substantial. The amount and timing of any payments will vary depending upon a number of factors, including the amount and timing of the taxable income we generate in the future and the tax rate then applicable. We expect that, assuming no material changes in tax law and that we earn sufficient taxable income to realize the full potential tax benefit of the tax attributes in respect of which we are required to make payments, future payments under the tax receivable agreements will range from $0.4 million to $123.2 million per year over the next 18 years. As of March 31, 2021, we expect total remaining payments under the tax receivable agreements of approximately $455.6 million. See Note 20, Tax Receivable Agreement Obligations, within Item 8 of this Form 10-K.

There may be circumstances in which the payments under the tax receivable agreements differ significantly (in both timing and amount) from the underlying tax benefits the TRA Affiliates actually realize. Pursuant to the tax receivable agreements, upon a covered change of control, the TRA Affiliates could be required to make payments that significantly exceed the actual cash tax savings from the tax benefits giving rise to such payments. As noted above, with respect to the 2009—2011 Tax Receivable Agreements, covered changes of control previously occurred as a result of the creation of the Joint Venture and other previous reorganizations. Moreover, in certain circumstances, the TRA Affiliates will have the option to terminate the tax receivable agreements in exchange for a lump-sum payment (based on an assumption that all expected potential tax benefits actually will be realized). In addition, under the tax receivable agreements, none of the TRA Parties will reimburse the TRA Affiliates for any payments previously made if such tax benefits are subsequently disallowed, except that excess payments made to a TRA Party will be netted against payments otherwise to be made, if any, after the determination of such excess. As a result, in such circumstances, the TRA Affiliates could make payments under the tax receivable agreements that are greater than the actual cash tax savings and may not be able to recoup those payments. Any difference between the payments made and the underlying tax benefits actually realized could adversely affect our business or financial condition. Furthermore, because certain of the TRA Affiliates are holding companies with no operations of their own, their ability to make payments under each relevant tax receivable agreement is substantially dependent on the ability of their subsidiaries to make distributions to them. To the extent that the TRA Affiliates are unable to make payments under the tax receivable agreements for any reason, such payments will be deferred and will accrue interest until paid.

A write-off or acceleration of amortization of all or a part of our long-lived assets (including identifiable intangible assets and goodwill) would adversely affect our operating results and reduce our net worth.

We have significant long-lived assets which include property and equipment, intangible assets, operating lease right-of-use assets, other noncurrent assets and goodwill. As of March 31, 2021, long lived assets collectively represented more than 88% of our total assets. We amortize property and equipment, identifiable intangible assets, operating lease right-of use assets and relevant other noncurrent assets over their estimated useful lives. Though we are not permitted to amortize goodwill, we evaluate goodwill for impairment at least annually. In the event of anticipated obsolescence or impairment of our long-lived assets, we may write-off all or part of the affected assets or accelerate the related amortization of these assets. Other risks and future developments that we are unable to anticipate as of the testing date may require us to further revise future projected cash flows, which could adversely affect the fair value of reporting units in future periods. A write-off or acceleration of amortization in the future would result in an immediate one-time charge to earnings in the event of an impairment of assets and, in the event of anticipated obsolescence of assets that do not reach the level of an impairment, regular reductions to earnings over the remaining lives of the affected assets. Although it would not affect our cash flow, a write-off or acceleration of amortization in future periods of all or a part of these long-lived assets would adversely affect our financial condition and results of operations.

Changes in accounting standards issued by the Financial Accounting Standards Board or other standard-setting bodies may adversely affect our financial statements.

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

Risks Related to Ownership of Our Common Stock

The market price of shares of our common stock has been and is likely to continue to be volatile, which could cause the value of your investment to decline.

The market price of our common stock has been and is likely to continue to be highly volatile and subject to wide fluctuations. Securities markets worldwide experience significant price and volume fluctuations and have become especially volatile due to COVID-19. This market volatility, as well as general economic, market or political conditions, could reduce the market price of shares of our common stock regardless of our operating performance. COVID-19 has caused, and may continue to cause, a high level of volatility as the pandemic continues to impact the economy, healthcare industry and our business. In addition, our operating results could be below the expectations of public market analysts and investors due to a number of potential factors, including variations in our quarterly operating results or dividends, if any, to stockholders, the impact of COVID-19 on our business, additions or departures of key management personnel, failure to meet analysts’ earnings estimates, publication of research reports about our industry, litigation and government investigations, changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting our business, adverse market reaction to any indebtedness we may incur or securities we may issue in the future, changes in market valuations of similar companies or speculation in the press or investment community, announcements by competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments, adverse publicity about the industries we participate in, individual scandals or the termination of the UHG Agreement for any reason, and in response the market price of shares of our common stock could decrease significantly. Stock markets and the price of shares of our common stock may experience extreme price and volume fluctuations. In the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

If securities or industry analysts do not publish research or reports about our business, or if they downgrade their recommendations regarding our common stock, the price and trading volume of our common stock could decline.

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. If any of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, the trading price of our common stock may decline. If analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the trading price or trading volume of our common stock to decline and our common stock to be less liquid. In connection with the announcement of the UHG Transaction, several analysts have ceased coverage of us.

You may be diluted by the future issuance of additional shares of our common stock in connection with our incentive plans, acquisitions or otherwise.

As of March 31, 2021, we had approximately 8,693,200,000 shares of our common stock authorized but unissued. Our Amended and Restated Certificate of Incorporation authorizes us to issue authorized but unissued shares of our common stock and options, rights, warrants and appreciation rights relating to our common stock for the consideration and on the terms and conditions established by our board of directors in our sole discretion, whether in connection with acquisitions or otherwise. Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. In the future, we may issue additional shares of common stock or other equity or debt securities convertible into or exercisable or exchangeable for shares of our common stock in connection with a financing, acquisition, litigation settlement or pursuant to our equity compensation plans, including our 2019 Omnibus Incentive Plan, our legacy 2009 equity incentive plan or our Employee Stock Purchase Plan. Any of these issuances could result in substantial dilution to our existing stockholders and could cause the trading price of our common stock to decline. While the UHG Agreement contains limits on the issuance of shares of our common stock, subject to standard exceptions, any common stock that we issue, including under the aforementioned plans or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by our stockholders.

Additionally, as of March 31, 2021, we have 4,833,645 tangible equity units (“TEUs”) outstanding. Unless settled earlier as described below, each purchase contract that is a component of a TEU will settle automatically on the mandatory settlement date into between 3.2051 and 3.8461 shares of our common stock, subject to certain anti-dilution adjustments. The number of shares of common stock issuable upon settlement is determined based on the average volume weighted average price per share of common stock over the 20 consecutive trading day period beginning on and including the 21st scheduled trading day immediately preceding the mandatory settlement date in accordance with the purchase contract agreement. Assuming automatic settlement at the rate of 3.8461 shares of common stock per purchase contract assuming the maximum number of shares issuable upon automatic settlement of such purchase contracts, up to 18,590,682 shares of common stock are issuable upon settlement of the purchase contracts that are a component of the TEUs, subject to certain anti-dilution adjustments.

At any time prior to the second scheduled trading day immediately preceding June 30, 2022, holders of the purchase contracts may elect to settle purchase contracts early and we will deliver shares of our common stock at the minimum settlement rate of shares of our common stock per purchase contract, subject to certain anti-dilution adjustments. If holders elect to settle any purchase contracts early in connection with a fundamental change, such purchase contracts will be settled at the fundamental change early settlement rate, which may be greater or less than the minimum settlement rate. See Note 16, Tangible Equity Units.

Any of these issuances may dilute your ownership interest and any of these events or the perception that these events and/or issuances could occur may have an adverse impact on the price of our common stock.

Our TEUs may adversely affect the market price of our common stock.

The market price of our common stock is likely to be influenced by TEUs. For example, the market price of our common stock could become more volatile and could be depressed by:

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

Our Amended and Restated Certificate of Incorporation authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designations, preferences, limitations and relative rights, including preferences over our common stock respecting dividends and distributions, as our board of directors may determine. The terms of one or more classes or series of preferred stock could adversely impact the voting power or value of our common stock. For example, we might grant holders of preferred stock the right to elect some number of directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences that might be assigned to holders of preferred stock could affect the residual value of our common stock. The UHG Agreement contains limits on the issuance of shares of our common stock, subject to standard exceptions.

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

Beginning on June 8, 2020, certain of our legacy stockholders that continued to own a substantial amount of our common stock have the right, subject to certain exceptions and conditions, to require us to register our shares of common stock owned by them under the Securities Act of 1933, as amended (the “Securities Act”) and they will have the right to participate in future registrations of securities by us. Registration of any of these outstanding shares of our common stock would result in such shares becoming freely tradable without compliance with Rule 144 upon effectiveness of the registration statement.

The market price of shares of our common stock could drop significantly if these stockholders are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our common stock or other securities.

Risks Related to our Organizational Documents

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

Our Amended and Restated Certificate of Incorporation provides that, unless we consent in writing to the selection of an alternative forum, any (i) derivative action or proceeding brought on behalf of us, (ii) action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, stockholder or employees, (iii) action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law or our Amended and Restated Certificate of Incorporation or our Amended and Restated Bylaws or (iv) action asserting a claim governed by the internal affairs doctrine, shall, to the fullest extent permitted by law, be exclusively brought in the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, the federal district court of the State of Delaware. The Court of Chancery of the State of Delaware is not the sole and exclusive forum for actions brought under the federal securities laws. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder, and Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Our Amended and Restated Certificate of Incorporation provides that notwithstanding anything otherwise to the contrary therein, the forum selection provisions will not apply to suits brought to enforce a duty or liability created by the federal securities laws or any other claim for which the federal courts have exclusive jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have consented to the forum provisions in our Amended and Restated Certificate of Incorporation. These choice-of-forum provisions may limit a stockholder’s ability to bring a claim in a different judicial forum, including one that it may find favorable or convenient for specified class of disputes with us or our directors, officers, other stockholders or employees, which may discourage such lawsuits. Alternatively, if a court were to find these provisions of our Amended and Restated Certificate of Incorporation inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters is located in leased office space in Nashville, Tennessee, and consists of approximately 17,000 square feet. The lease currently expires on January 31, 2029.

We also lease a number of operations, business and sales offices and other facilities in several states and in international locations. We believe that our facilities are generally adequate for our current anticipated and future use, although we may from time to time lease additional facilities or vacate existing facilities as our operations require.

ITEM 3. LEGAL PROCEEDINGS

We are involved in legal proceedings related to the potential UHG Transaction and various other legal proceedings in the ordinary course of business. We believe that the ultimate disposition of such proceedings will not have a material adverse effect on our consolidated financial position, results of operations or liquidity. See Note 24, Legal Proceedings, to our consolidated financial statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is listed on The Nasdaq Stock Market under the ticker symbol “CHNG”.

Holders

As of May 5, 2021, we had approximately 157 holders of record of our common stock. The actual number of stockholders is greater than the number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Dividends

We have not declared or paid any dividends on shares of common stock and do not intend to pay dividends in the foreseeable future. Under the terms of the UHG Agreement, from the date of the UHG Agreement until the earlier of the consummation of the UHG Transaction and the termination of the UHG Agreement, we may not declare or pay dividends to our stockholders without UnitedHealth Group’s written consent. If the UHG Agreement is terminated, the declaration, amount and payment of any future dividend will be at the sole discretion of our board of directors, and we may reduce or cancel the payment of such dividends at any time. The board of directors may consider general and economic conditions, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and any other relevant factors.

Issuer Purchases of Equity Securities

We did not purchase any shares of our common stock during the three months ended March 31, 2021.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Performance Graph

The following graph compares the cumulative stockholder return on our common stock between June 27, 2019 (the date of our initial public offering) and March 31, 2021, to the cumulative total returns of the S&P 500 Health Care Index and the NASDAQ Composite Index over the same period.

All values assume a $100 initial investment at market close on June 27, 2019. The initial public offering price of our common stock, which had a closing stock price of $15.00 on June 27, 2019, was $13.00 per share. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

Comparison of 5 Year Cumulative Total Return

Among Change Healthcare lnc., the S&P 500 Health Care Index

and the NASDAQ Composite Index

Pricing Date	Change Healthcare Inc.	S&P 500 Health Care Index	NASDAQ Composite Index
6/27/2019	$100.00	$100.00	$100.00
9/30/2019	80.53	98.12	100.66
12/31/2019	109.27	112.22	113.21
3/31/2020	66.60	98.00	97.41
6/30/2020	74.67	111.31	127.56
9/30/2020	96.73	117.85	141.89
12/31/2020	124.33	127.31	164.06
3/31/2021	147.33	131.36	168.91

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data previously required by Item 301 of Regulation S-K has been omitted in reliance on SEC Release No. 33-10890, Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition. The MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s audited financial statements and the accompanying notes.

In addition to historical data, the discussion contains forward-looking statements about the business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those discussed in Cautionary Notice Regarding Forward-Looking Statements and Risk Factors above.

For a discussion of the comparison of the fiscal years ended March 31, 2020 and 2019, refer to Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2020 Form 10-K, which was filed with the SEC on June 4, 2020.

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

Our healthcare platform supports one of the largest clinical and financial healthcare networks in the U.S. With insights gained from our experience, applications and analytics portfolio and our services operations, we have designed analytics solutions that include industry-leading and trusted franchises supported by extensive intellectual property and regularly updated content.

We were originally formed to hold an equity investment in Change Healthcare LLC (the “Joint Venture”), a joint venture between the Company and McKesson Corporation (“McKesson”). On March 10, 2020, McKesson completed a split-off of its interest in the Joint Venture (“the Merger”). As a result, we own 100% and consolidate the financial statements of Change Healthcare LLC.

Recent Developments

Sale Transaction—UnitedHealth Group Incorporated

On January 5, 2021, we entered into an Agreement and Plan of Merger (the “UHG Agreement”) with UnitedHealth Group Incorporated (“UnitedHealth Group”), and UnitedHealth Group’s wholly owned subsidiary Cambridge Merger Sub Inc. Pursuant to the UHG Agreement, UnitedHealth Group has agreed to acquire all of the outstanding shares of the Company’s common stock for $25.75 per share in cash (the “UHG Transaction”).

The UHG Agreement contains representations, warranties, covenants, closing conditions and termination rights customary for transactions of this type. Until the earlier of the termination of the UHG Agreement and the consummation of the transaction, we have agreed to operate our business in the ordinary course and have agreed to certain other operating covenants, as set forth in the UHG Agreement.

On March 24, 2021, the Company and UnitedHealth Group each received a request for additional information and documentary materials (collectively, the “Second Request”) from the U.S. Department of Justice (the “DOJ”) in connection with the DOJ’s review of the UHG Transaction. The effect of the Second Request is to extend the waiting period imposed under the HSR Act until the 30th day after substantial compliance by the Company and UnitedHealth Group with the Second Request, unless the waiting period is terminated earlier by the DOJ or extended by the parties to the UHG Transaction. On April 13, 2021, our stockholders approved a proposal to adopt the UHG Agreement, thereby satisfying one of the closing conditions contained in the UHG Agreement. The consummation of the transaction remains subject to the satisfaction or, to the extent permitted by law, waiver of other customary closing conditions.

Business Combinations

In May 2020, we exercised our option to purchase and completed the acquisition of eRx Network Holdings, Inc. (“eRx”), a leading provider in comprehensive, innovative and secure data-driven solutions for pharmacies.

We acquired 100% of the ownership interest for $212.9 million plus cash on the balance sheet. In June 2020, we completed the purchase of PDX, Inc. (“PDX”), a company focused on delivering patient-centric and innovative technologies for pharmacies and health systems. We acquired 100% of the ownership interest for a purchase price of $208.0 million. In August 2020, we completed the acquisition of Nucleus.io, a leader in the development of advanced, fully enabled, cloud-native imaging and workflow technology for total consideration of $35.1 million. See Note 4, Business Combinations, for additional information.

Dispositions

We completed the sales of our Connected Analytics business in May 2020 and Capacity Management business in December 2020, both of which were included in our Software and Analytics segment. Connected Analytics was sold for total consideration of $55.0 million, subject to a customary working capital adjustment, and we recognized a pre-tax gain on disposal of $24.3 million. Capacity Management was sold for total consideration of $67.5 million, subject to a customary working capital adjustment, and we recognized a pre-tax gain on disposal of $31.7 million. See Note 5, Dispositions, for additional information.

Senior Credit Facilities

During fiscal year 2021, we repaid $315.0 million on our $5,100.0 million term loan facility (the “Term Loan Facility”) and recognized a loss on extinguishment of $8.9 million. Additionally, we repaid our outstanding revolving credit facility (the “Revolving Facility”, together with the Term Loan Facility, the “Senior Credit Facilities”) balance of $250.0 million. See Note 13, Long-Term Debt, for additional information.

Senior Notes Issuance

In April 2020, we issued $325.0 million aggregate principal amount of 5.75% Senior Notes due 2025 (the “Notes”). The Notes were issued as part of the same series as the $1,000.0 million 5.75% senior notes due in 2025 (“Senior Notes”) issued in February 2017. See Note 13, Long-Term Debt, for additional information.

Key Components of Our Results of Operations

Prior to the Merger, the Company had minimal operations outside of our investment in the Joint Venture, and the Company’s standalone operating results were not utilized by management to make operating decisions, assess performance, or allocate resources. As such, the prior period did not include meaningful operating results and only had a single reportable segment for the year ended March 31, 2020.

Qualified McKesson Exit

Prior to the Merger, we accounted for our investment in the Joint Venture using the equity method of accounting. Subsequent to the Merger, we own 100% of the Joint Venture and consolidate its results of operations. We accounted for the Merger as a business combination achieved in stages in accordance with Accounting Standards Codification 805, Business Combinations (“ASC 805”).

As a result of the accounting for this transaction and the change in basis of accounting, our consolidated results in periods following the Merger are not comparable to the consolidated results of the Joint Venture in periods prior to the Merger. The following are more of the significant changes resulting from the Merger that affect the comparability of financial results of operations:

•	Increased intangible and tangible assets resulting from adjusting the basis of the assets to their fair value, which also results in increased amortization and depreciation expense.

•	Decreased long-term debt resulting from adjusting the debt to its fair value.

•	Decreased deferred revenue as a result of recognizing deferred revenue only to the extent that contractual obligations remain to be fulfilled. These decreases result in decreased solutions revenue.

•

Income previously attributable to the Joint Venture and not subject to U.S. federal income taxes and most state and local income taxes is now subject to such taxes, resulting in an increase to our effective tax rate compared with the historical effective tax rate of the Joint Venture.

Segments

We report our financial results in three reportable segments: Software and Analytics, Network Solutions and Technology-Enabled Services.

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

During the first quarter of fiscal year 2021, management decided to allocate all administrative and certain other corporate expenses to the respective reportable segments. For reference, the financial results of the Joint Venture’s reportable segments for fiscal years 2019 and 2020 have been recast to reflect the allocation of administrative and corporate expenses described above and are included in Exhibit 99.2.

Factors Affecting Results of Operations

The following are certain key factors that affect, will affect, or have recently affected, our results of operations:

Macroeconomic and Industry Trends

While conditions have improved since the onset of the COVID-19 pandemic, the spread of COVID-19 has driven lower healthcare utilization as a result of the significant reduction in, or in some cases temporary elimination of, elective medical procedures and healthcare visits, without a corresponding increase in COVID-19 related transactions. A portion of our business is tied to overall volume of activity in the healthcare system, and therefore, we have been adversely impacted by this industry trend. Further, weakened economic conditions or a recession could reduce the amounts patients are willing or able to spend on healthcare services. As a result, patients may elect to delay or forgo seeking healthcare services. Additionally, higher unemployment rates are likely to cause commercial payer membership to decline and continue to impact healthcare utilization and transaction volumes.

In response to COVID-19, we initiated a number of actions with our employees’ health being our first priority. We also focused on serving our customers and introducing new products and services to address their previously unexpected but now urgent needs related to COVID-19. To ensure our business continuity and the safety and welfare of our team members, we moved the majority of our employees to work from home, shifted to a virtual meeting environment, suspended all non-critical business travel, and expanded telehealth and COVID-19 related paid time off coverage to all employees. We also completed a comprehensive review of our cost structure to balance costs with interim variability in our revenue and actively aligned our staffing level, primarily in our Technology-Enabled Services segment to address lower interim volume. At the beginning of fiscal year 2021, we made certain staffing reductions, primarily in the form of furloughs. As volumes recover, we have scaled our staffing back up. Additionally, we evaluated our real estate portfolio, closing or right-sizing certain office locations as we plan for an increased number of our employees to continue to work from home. These actions somewhat offset the negative impacts of COVID-19 described above during fiscal year 2021.

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

Results of Operations

Year Ended March 31, 2021

(amounts in millions) (1)	Year Ended March 31, 2021
Revenue
Solutions revenue	$2,893.9
Postage revenue	196.5

Total revenue	3,090.4
Operating expenses
Cost of operations (exclusive of depreciation and amortization below)	$1,335.1
Research and development	227.0
Sales, marketing, general and administrative	686.6
Customer postage	196.5
Depreciation and amortization	591.0
Accretion and changes in estimate with related parties, net	13.2
Gain on sale of businesses	(59.1)

Total operating expenses	$2,990.4

Operating income (loss)	$100.1
Non-operating (income) expense
Interest expense, net	245.2
Contingent consideration	(3.0)
Loss on extinguishment of debt	8.9
Other, net	(3.7)

Total non-operating (income) expense	$247.5
Income (loss) before income tax provision (benefit)	(147.4)
Income tax provision (benefit)	(35.2)

Net income (loss)	$(112.2)

(1)	As a result of displaying amounts in millions, rounding differences may exist in the table above.

Revenue

Solutions revenue

Solutions revenue was $2,893.9 million for the year ended March 31, 2021. Factors affecting solutions revenue are described in the various segment discussions below.

Postage revenue

Postage revenue was $196.5 million for the year ended March 31, 2021. See “Customer Postage” below for additional information.

Operating Expenses

Cost of operations (exclusive of depreciation and amortization)

Cost of operations was $1,335.1 million for the year ended March 31, 2021. Cost of operations reflects lower staffing and materials costs associated with decreased utilization as a result of COVID-19, partially offset by incremental costs associated with recent acquisitions.

Research and development

Research and development expense was $227.0 million for the year ended March 31, 2021. Research and development expense includes incremental costs associated with recent acquisitions partially offset by deferred hiring and other related costs impacted by COVID-19.

Sales, marketing, general and administrative

Sales, marketing, general and administrative expense was $686.6 million for the year ended March 31, 2021. Sales, marketing, general and administrative expense reflects lower costs related to reduced healthcare benefits and deferred hiring as a result of COVID-19 as well as operational efficiencies and productivity, partially offset by incremental costs associated with recent acquisitions.

Customer postage

Customer postage was $196.5 million for the year ended March 31, 2021. Customer postage is affected by changes in print volumes within communication and payment solutions. Because customer postage is a pass-through cost to our customers, changes in volume of customer postage generally have no effect on operating income.

Depreciation and amortization

Depreciation and amortization expense was $591.0 million for the year ended March 31, 2021. Depreciation and amortization were generally affected by routine amortization of tangible and intangible assets existing at March 31, 2020 which was impacted by fair value adjustments resulting from the Merger, as well as the routine amortization and depreciation of additions to property, equipment, software and intangible assets since that date.

Accretion and changes in estimate with related parties, net

Accretion and changes in estimate with related parties, net was $13.2 million for the year ended March 31, 2021. Accretion is affected by changes in the expected timing or amount of cash flows associated with our tax receivable agreements, which may result from various factors, including changes in tax rates .

Gain on sale of businesses

Gain on sale of businesses was $59.1 million for the year ended March 31, 2021, which primarily represents the gain recorded as a result of the sales of Connected Analytics in May 2020 and Capacity Management in December 2020.

Non-Operating Income and Expense

Interest expense, net

Interest expense, net was $245.2 million for the year ended March 31, 2021. We have interest rate cap agreements in place to limit our exposure to rising interest rates and such agreements, together with our fixed rate notes, effectively fixed interest rates for approximately 79% of our total indebtedness at March 31, 2021.

Contingent consideration

Contingent consideration reflects changes in the fair value of our earnout obligation to the former owners of an acquired business. The earnout obligation ended as of December 31, 2020, and the contingent consideration liability was reduced to zero.

Loss on extinguishment of debt

Loss on extinguishment of debt of $8.9 million relates to the write-off of unamortized discounts associated with repayments of our Term Loan Facility.

Other, net

Other, net primarily reflects mark to market adjustments on our investments.

Income Taxes

Our effective tax rate for the year ended March 31, 2021 was 23.8%. Fluctuations in our reported income tax rates from the statutory rate are primarily due to the impacts of our acquisition and divestiture activity, benefits recognized as a result of certain incentive tax credits resulting from research and experimental expenditures, and discrete items.

Solutions Revenue and Adjusted EBITDA

(amounts in millions) (1)	Year Ended March 31, 2021
Solutions revenue (2)
Software and Analytics	$1,534.9
Network Solutions	$717.8
Technology-Enabled Services	$869.3
Adjusted EBITDA
Software and Analytics	$526.1
Network Solutions	$377.0
Technology-Enabled Services	$31.0

(1)	As a result of displaying amounts in millions, rounding differences may exist in the table above.
(2)	Includes inter-segment revenue and excludes deferred revenue purchase accounting adjustments.

Software and Analytics

Software and Analytics revenue for the year ended March 31, 2021 reflects the negative impact of COVID-19 and the impact of the Connected Analytics and Capacity Management divestitures. The Connected Analytics and Capacity Management divestures had a combined revenue impact of $70.9 million. This negative impact was partially offset by new sales and organic revenue growth. Software and Analytics adjusted EBITDA for the year ended March 31, 2021 was impacted by the same factors that impacted revenue and continued productivity and synergy realization.

Network Solutions

Network Solutions revenue for the year ended March 31, 2021 reflects new sales and the impacts of the eRx and PDX acquisitions, which had a combined impact of $121.0 million, partially offset by lower utilization due to COVID-19. Network Solutions adjusted EBITDA for the year ended March 31, 2021 was impacted by the same factors that impacted revenue as well as investments to support new product launches and market expansion opportunities in the core network, data solutions, and business to business payments offerings and synergy realization.

Technology-Enabled Services

Technology-Enabled Services revenue for the year ended March 31, 2021 reflects lower volume, driven by the impact of COVID-19 and customer attrition, partially offset by new sales and organic revenue growth. Technology-Enabled Services adjusted EBITDA for the year ended March 31, 2021 was impacted by the same factors that impacted revenue and continued productivity.

Year Ended March 31, 2020

(amounts in millions) (1)	Year Ended March 31, 2020
Revenue
Solutions revenue	$184.2
Postage revenue	12.6

Total revenue	196.8
Operating expenses
Cost of operations (exclusive of depreciation and amortization below)	$71.4
Research and development	11.6
Sales, marketing, general and administrative	39.9
Customer postage	12.6
Depreciation and amortization	30.8
Accretion and changes in estimate with related parties, net	15.8
Tax Receivable Agreement charges	164.6
Goodwill impairment charge	561.2

Total operating expenses	$908.0

Operating income (loss)	$(711.2)
Non-operating (income) expense
Loss from Equity Method Investment in the Joint Venture	380.7
Interest expense, net	16.7
(Gain) loss on other investments	(15.9)
Other, net	(1.8)

Total non-operating (income) expense	$379.7
Income (loss) before income tax provision (benefit)	(1,090.9)
Income tax provision (benefit)	(143.3)

Net income (loss)	$(947.6)

(1)	As a result of displaying amounts in millions, rounding differences may exist in the table above.

Prior to the Merger, we had minimal operations outside of our investment in the Joint Venture, and our standalone operating results were not utilized by management to make operating decisions, assess performance, or allocate resources. As such, fiscal year 2020 did not include meaningful operating results and our discussion below is limited to only significant financial statement line items.

Operating Expenses

Tax Receivable Agreement charges

Tax Receivable Agreement charges of $164.6 million represents the establishment of the liability for the McKesson tax receivable agreement that went into effect subsequent to the Merger.

Goodwill impairment charge

Goodwill was established through the application of ASC 805 as of the date of the Merger. Subsequent to the Merger, we concluded a triggering event had occurred due to the expected financial impacts arising from COVID-19. As such, we performed an interim goodwill impairment test as of March 31, 2020 which resulted in a goodwill impairment charge of $561.2 million. See Note 10, Goodwill and Intangible Assets, for additional information.

Non-operating (income) expense

Loss from Equity Method Investment in the Joint Venture

Prior to the Merger, Loss from Equity Method Investment in the Joint Venture generally represented our proportionate share of the income or loss from the Joint Venture, including basis adjustments related to amortization expense associated with equity method intangible assets, property and equipment, deferred revenue and other items. For the year ended March 31, 2020, Loss from Equity Method Investment in the Joint Venture was negatively impacted by $230.2 million due to the remeasurement of our investment in the Joint Venture.

Income Taxes

Prior to the Merger, the Joint Venture was treated as a partnership for income tax purposes, and we were subject to income taxes for our portion of the Joint Venture’s taxable income until the Merger. The tax provision for fiscal year 2020 includes consolidated results from the date of the Merger to March 31, 2020. In addition, we elected to begin recording deferred tax assets and liabilities with respect to our investment in the Joint Venture under the look through approach. Given the above, our income tax benefit was $143.3 million (effective income tax rate of 13.1%) for the year ended March 31, 2020.

Significant Changes in Assets and Liabilities

During fiscal year 2021, we completed a debt offering of $325.0 million, repaid $250.0 million that was outstanding on our Revolving Facility, and repaid $315.0 million on our Term Loan Facility. Further, we adopted ASC 842, establishing operating lease right-of-use assets and operating lease liabilities. As a result of the eRx acquisition, our investment in business purchase option was eliminated and we recognized the assets and liabilities of the acquired eRx and PDX businesses at fair value. Finally, goodwill increased primarily as a result of the acquisitions of eRx and PDX, partially offset by the dispositions of Connected Analytics and Capacity Management.

Within our Network Solutions segment, we regularly receive funds from certain pharmaceutical industry participants in advance of its obligation to remit these funds to participating retail pharmacies. Such funds are not restricted; however, these funds are generally paid out in satisfaction of the processing obligations within three business days of their receipt. At the time of receipt, we record a corresponding liability within accrued expenses on our consolidated balance sheets. At March 31, 2021, we reported $16.2 million of such pass-through payment obligations which were subsequently paid in the first week of April 2021. At March 31, 2020, we reported $29.1 million of such pass-through payment obligations.

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

Cash and cash equivalents totaled $113.1 million and $410.4 million at March 31, 2021 and 2020, respectively, of which $27.7 million and $22.2 million was held outside the U.S., respectively. As of March 31,

2021, no amounts had been drawn under the Revolving Facility and $6.2 million had been issued in letters of credit against the Revolving Facility, leaving $778.8 million available for borrowing. We also have the ability to borrow up to an additional $1,142.1 million, or such amount that the senior secured net leverage ratio does not exceed 4.9 to 1.0, whichever is greater, under the Term Loan Facility, subject to certain additional conditions including the UHG Agreement and commitments by existing or new lenders to fund any additional borrowings.

Cash Flows

Year Ended March 31, 2021

The following table summarizes the net cash flow from operating, investing and financing activities:

(amounts in millions) (1)	Year Ended March 31, 2021
Cash provided by (used in) operating activities	$586.2
Cash provided by (used in) investing activities	(568.0)
Cash provided by (used in) financing activities	(318.8)
Effects of exchange rate changes on cash and cash equivalents	3.3

Net change in cash and cash equivalents	$(297.3)

(1)	As a result of displaying amounts in millions, rounding differences may exist in the table above.

Operating Activities

Cash provided by operating activities is primarily affected by operating income, including the impact of debt service payments, integration-related costs and the timing of collections and disbursements. Cash provided by operating activities includes $12.8 million as a use of cash related to pass-through funds for the year ended March 31, 2021.

Investing Activities

Cash used in investing activities reflects primarily the eRx, PDX and Nucleus.io acquisitions partially offset by the sales of the Connected Analytics and Capacity Management businesses that occurred during the year ended March 31, 2021. Cash used in investing activities also reflects routine capital expenditures related to purchases of property and equipment and the development of software.

Financing Activities

Cash used in financing activities reflects the repayment of the Revolving Facility and payments made on the Term Loan Facility partially offset by the issuance of additional Senior Notes during the year ended March 31, 2021. Additional cash used in financing activities reflects payments under tax receivable agreements, interest rate cap agreements, deferred financing obligations, employee tax withholdings on vesting of equity awards, and tangible equity unit agreements partially offset by proceeds from the exercise of equity awards.

Year Ended March 31, 2020

The following table summarizes the net cash flow from operating, investing and financing activities:

(amounts in millions) (1)	Year Ended March 31, 2020
Cash provided by (used in) operating activities	$(153.9)
Cash provided by (used in) investing activities	(564.7)
Cash provided by (used in) financing activities	1,125.6
Effects of exchange rate changes on cash and cash equivalents	—

Net change in cash and cash equivalents	$407.0

(1)	As a result of displaying amounts in millions, rounding differences may exist in the table above.

Operating Activities

Cash used in operating activities is primarily affected by operating income, the timing of collections and related disbursements, goodwill impairment and tax receivable agreement charges.

Investing Activities

Cash used in investing activities reflects primarily the incremental investment in the Joint Venture upon our initial public offering partially offset by cash acquired as part of the Merger.

Financing Activities

Cash provided by financing activities was primarily impacted by the proceeds from our initial public offering and Revolving Facility borrowings.

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

Debt

Senior Credit Facilities and Senior Notes

In March 2017, the Joint Venture entered into a $5,100.0 Term Loan Facility and a $500.0 million Revolving Facility. Additionally, the Joint Venture issued Senior Notes totaling $1,000.0 million. In July 2019, the Joint Venture amended the Revolving Facility, the primary effects of which were to increase the maximum amount that can be borrowed from $500.0 million to $785.0 million and to extend the maturity date until July 2024.

On April 21, 2020, we issued $325.0 million aggregate principal amount of 5.75% Senior Notes due 2025 (the “Notes”). The Senior Notes were issued as part of the same series as the Senior Notes issued in February 2017. Additionally, during fiscal year 2021, we repaid our outstanding Revolving Facility balance of $250.0 million and repaid $315.0 million on our Term Loan Facility, recognizing a loss on extinguishment of $8.9 million.

Tangible Equity Units

In connection with our initial public offering in July 2019, we completed an offering of 5,750,000 TEUs. Each TEU, which has a stated amount of $50.00, is comprised of a stock purchase contract and a senior amortizing note due June 30, 2022. Each senior amortizing note has an initial principal amount of $8.2378 and bears interest at 5.5% per year. Each year on March 30, June 30, September 30 and December 30, we pay equal quarterly cash installments of $0.7500 per amortizing note with an aggregate principal amount of $47.4 million. Each installment constitutes a payment of interest and partial payment of principal. Unless settled earlier, each purchase contract will automatically settle on June 30, 2022.

Hedges

From time to time, we execute interest rate cap agreements with various counterparties that effectively cap our LIBOR exposure on a portion of our existing Term Loan Facility or similar replacement debt. The following table summarizes the terms of our interest rate cap agreements at March 31, 2021.

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

The interest rate cap agreements are recorded on the balance sheet at fair value and changes in the fair value are recorded in other comprehensive income (loss). Amounts are reclassified from other comprehensive income (loss) to interest expense in the same period the interest expense on the underlying hedged debt impacts earnings. Any payments we receive to the extent LIBOR exceeds the specified cap rate are also reclassified from other comprehensive income (loss) to interest expense in the period received.

LIBOR Transition

LIBOR is a commonly used indicative measure of the average interest rate at which major global banks could borrow from one another. In July 2017, the Financial Conduct Authority (“FCA”) (the authority that governs LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. On November 30, 2020, ICE Benchmark Administration (the administrator of LIBOR), with the support of the U.S. Federal Reserve and the FCA, announced plans to consult on ceasing publication of LIBOR on December 31, 2021 for only the one week and two-month LIBOR tenors, and on June 30, 2023 for all other LIBOR tenors. On March 5, 2021, the FCA confirmed that all LIBOR settings will either cease to be provided by any administrator or no longer be representative: (a) immediately after December 31, 2021, in the case of the one week and two-month U.S. dollar settings and (b) immediately after June 30, 2023, in the case of the remaining U.S. dollar settings. The outcome of these reforms is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phaseout could cause LIBOR to perform differently than in the past or cease to exist. We have material contracts that are indexed to USD-LIBOR and are monitoring this activity and evaluating the related risks.

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

With certain exceptions, the Term Loan Facility obligations are secured by a first-priority security interest in substantially all of our assets. The Term Loan Facility contains various restrictions and nonfinancial covenants, along with a senior secured net leverage ratio test. The nonfinancial covenants include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. The senior secured net leverage test must be met as a condition to incur additional indebtedness, but otherwise is applicable only to the extent that amounts drawn exceed 35% of the Revolving Facility at the end of any fiscal quarter. As of March 31, 2021, we were in compliance with all debt covenants.

Our ability to meet liquidity needs depends on our subsidiaries’ earnings and cash flows, the terms of our indebtedness along with our subsidiaries’ indebtedness, and other contractual restrictions.

Off-Balance Sheet Arrangements

As of March 31, 2021, we had no off-balance sheet arrangements.

Contractual Obligations

The following table presents a summary of contractual obligations for future fiscal years as of March 31, 2021:

	Payments by Period
(amounts in millions) (1)	Total	2022	2023-2024	2025-2026	Thereafter
Senior Credit Facilities and other long-term obligations (2)	$3,530.0	$26.6	$3,503.4	$—	$—
Senior Notes (2)	1,325.0	—	—	1,325.0	—
Expected interest (3)	726.1	238.3	416.3	71.5	—
Related Party Tax Receivable Agreements (4)	179.9	10.8	22.0	83.8	63.3
McKesson Tax Receivable Agreement (4)	158.4	0.2	41.2	77.2	39.8
Other Tax Receivable Agreements (4)	117.3	10.5	21.1	35.9	49.8
Operating lease obligations (5)	125.8	37.1	47.0	23.3	18.4
Finance lease obligations (5)	2.1	0.7	1.0	0.4	—
Purchase obligations (6)	1,130.1	201.1	355.6	312.8	260.6

Total contractual obligations (7)	$7,294.7	$525.3	$4,407.6	$1,929.9	$431.9

(1)	As a result of displaying amounts in millions, rounding differences may exist in the table above.
(2)	Represents the principal amounts of indebtedness. Senior Notes are shown without reduction for any original issue discount. See Note 13, Long-Term Debt.
(3)

Consists of interest payable under the Senior Credit Facilities and Senior Notes. Interest related to the Senior Credit Facilities is based on interest rates in effect as of March 31, 2021 and assumes that payments are made in quarterly installments of 1% of the original principal amount until their maturity. Because the interest rates under the Senior Credit Facilities are variable, actual payments may differ.

(4)	Represents expected amounts due; however, the timing and/or amount of aggregate payments may vary based on a number of factors. See Note 20, Tax Receivable Agreements.
(5)	See Note 7, Leases.
(6)	See Note 23, Commitments.
(7)	We have excluded net deferred tax liabilities of $577.1 million from the table above as the future amounts that will be settled in cash are uncertain.

Critical Accounting Estimates

The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. We consider an accounting estimate to be critical if:

•	it requires assumptions to be made that were uncertain at the time the estimate was made; and

•	changes in the estimate or different estimates that could have been made could have a material impact on our results of operations and financial condition.

See Note 2, Significant Accounting Policies, for additional information about other critical accounting estimates.

Business Combinations

In a business combination, we recognize the consideration transferred (i.e., purchase price) and the acquired business’ identifiable assets, liabilities and noncontrolling interests at their acquisition date fair value. The excess of the consideration transferred over the fair value of the identifiable assets, liabilities and noncontrolling interest, if any, is recorded as goodwill.

The income, cost and/or market approach is used in determining the estimated fair value of the consideration transferred, assets, liabilities and noncontrolling interests. The method used is determined based on the nature of the asset or liability and the level of inputs available to the Company (i.e., quoted prices in an active market, other observable inputs or unobservable inputs).

With respect to assets, liabilities and noncontrolling interest, the determination of fair value requires us to make subjective judgments regarding the projections of future operating performance, the appropriate discount rate, long-term growth rates, etc. These judgments then impact the amount of the goodwill that is recorded and the amount of depreciation and amortization expense to be recognized in future periods related to assets acquired.

With respect to the consideration transferred, certain acquisitions may include contingent consideration, the fair value of which is generally required to be measured each quarter until resolution of the contingency. Determining the fair value of specified financial performance measures requires us to make subjective judgments as to the probability and timing of the attainment of these measures.

Goodwill and Intangible Assets

Goodwill and intangible assets from acquisitions are accounted for using the acquisition method of accounting. Intangible assets with definite lives are amortized over their useful lives either on a straight-line basis or using an accelerated method, depending on the pattern we expect the economic benefits of the assets to be consumed.

We assess goodwill for impairment annually (as of January 1 of each year) or whenever significant indicators of impairment are present. Using a qualitative analysis, we first assess whether it is more likely than not that goodwill is impaired. To the extent we cannot reach a conclusion using only a qualitative analysis, we compare the fair value of each reporting unit to its associated carrying value. We will recognize an impairment charge for the amount, if any, by which the carrying amount of the reporting unit exceeds its fair value.

When necessary, we estimate the fair value of our reporting units using a methodology that considers both the income and market approaches. Each approach requires the use of certain assumptions. The income approach requires us to exercise judgment in making assumptions regarding the reporting unit’s future income stream, a discount rate and a constant growth rate after the initial forecast period utilized. These assumptions are subject to change based on business and economic conditions and could materially affect the indicated values of our reporting units. The market approach requires us to exercise judgment in our selection of guideline companies, as well in selecting the most relevant transaction multiple. Guideline companies selected are comparable to us in terms of product or service offerings, markets and/or customers, among other characteristics.

With respect to intangible assets (excluding goodwill), we review the assets for impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. We recognize an impairment loss only if the carrying amount is not recoverable through undiscounted cash flows and we measure the impairment loss based on the difference between the carrying amount and fair value.

Revenue Recognition

In April 2019, we adopted Accounting Standards Update 2014-09, Revenue from Contracts with Customers, which created Topic 606 (“ASC 606”). ASC 606 replaced most existing revenue recognition guidance with a principles-based comprehensive revenue recognition framework. Under ASC 606, a significant amount of judgement is required in determining the amount and timing of revenue recognition. Refer to Note 3, Revenue Recognition, for additional information on significant estimates.

Income Taxes

We record deferred income taxes for the tax effect of differences between book and tax bases of our assets and liabilities and for differences related to the timing of recognition of income and expenses.

Deferred income taxes reflect the available net operating losses and the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of the future tax benefits related to deferred tax assets is dependent on many factors, including our past earnings history, expected future earnings, the character and jurisdiction of such earnings, reversing taxable temporary differences, unsettled circumstances that, if unfavorably resolved would adversely affect utilization of deferred tax assets, carryback and carryforward periods and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.

We recognize tax benefits for uncertain tax positions when we conclude the tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. The benefit, if any, is measured as the largest amount of benefit, determined on a cumulative probability basis that is more likely than not to be realized upon ultimate settlement. Tax positions failing to qualify for initial recognition are recognized in the first subsequent period that they meet the more likely than not standard, are resolved through negotiation or litigation with the taxing authority or on expiration of the statute of limitations.

Tax Receivable Agreement Obligations

Through the Merger, we assumed obligations related to certain tax receivable agreements entered into by the Joint Venture with its current and former owners. Depending on whether the respective tax receivable agreements were assumed as part of the Merger or became effective as a result of the Merger, the liabilities related to the tax receivable agreements are subject to differing accounting models and may vary based on a number of factors including, but not limited to, the forecast of future operating performance, actual utilization of attributes, and income tax rates.

Equity Method Investment in the Joint Venture

Prior to the Merger, we evaluated our equity method investment in the Joint Venture for impairment review whenever an event or change in circumstances occurred that may have had a significant adverse impact on the carrying value of the investment. If a loss in value occurred that was deemed to be an other-than-temporary impairment (“OTTI”), an impairment loss would be recognized.

Subsequent to our initial public offering, we had a publicly available indication of the value of our investment in the Joint Venture. We considered various factors in determining whether an OTTI had occurred, including our ability and intent to hold the investment, the trading history available, the implied adjusted EBITDA valuation multiples compared to public guideline companies, the Joint Venture’s ability to achieve milestones and any operational and strategic changes by the Joint Venture that might have negatively impacted the fair value. In the periods prior to the Merger, Change Healthcare Inc. determined that an OTTI had not occurred.

Related Party Balances and Transactions

See Note 25, Related Party Transactions, for information regarding our related party balances and transactions.

Recent Accounting Pronouncements

See Note 2, Significant Accounting Policies, for information about recent accounting pronouncements and the potential impact to our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in the normal course of business.

Interest Rate Risk

We have interest rate risk primarily related to borrowings under our Senior Credit Facilities. Borrowings under the Senior Credit Facilities bear interest at a rate equal to either (i) LIBOR for the relevant interest period, adjusted for statutory reserve requirements (the Term Loan Facility is subject to a floor of 1.00% per year and the Revolving Facility is subject to a floor of 0.00% per year), plus an applicable margin or (ii) a base rate equal to the highest of (a) the rate of interest in effect as publicly announced by the administrative agent as its prime rate, (b) the federal funds effective rate plus 0.50% and (c) adjusted LIBOR for an interest period of one month plus 1.00% (the Term Loan Facility may be subject to a floor of 2.00% per year), in each case, plus an applicable margin.

As of March 31, 2021, we had Term Loan Facility borrowings of $3,493.3 million (before unamortized debt discount) and no Revolving Facility borrowings. As of March 31, 2021, the LIBOR-based interest rate on the Term Loan Facility was LIBOR plus 2.5%.

We manage economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources and duration of our debt funding and the use of derivative financial instruments. Specifically, we enter into interest rate cap agreements to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Our interest rate cap agreements are used to manage differences in the amount, timing and duration of our known or expected cash receipts and our known or expected cash payments principally related to our borrowings. As of March 31, 2021, our outstanding interest rate cap agreements were designated as cash flow hedges of interest rate risk and were determined to be highly effective.

A change in interest rates on variable rate debt may impact our pretax earnings and cash flows. Based on the outstanding debt as of March 31, 2021, and assuming that our mix of debt instruments, derivative financial instruments and other variables remain the same, the annualized effect of a one percentage point change in variable interest rates would have an annualized pretax impact on the earnings and cash flows of approximately $9.9 million.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and Board of Directors of Change Healthcare Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Change Healthcare Inc. and subsidiaries (the “Company”) as of March 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows, for each of the three years in the period ended March 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 27, 2021, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Changes in Accounting Principles

As discussed in Note 2 to the financial statements, effective April 1, 2020, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-02, Leases, using the modified retrospective approach. The adoption had a material effect on the financial statements.

As discussed in Note 2 to the financial statements, effective April 1, 2019, Change Healthcare LLC, an equity method investee of the Company until March 10, 2020, adopted FASB ASU 2014-09, Revenue From Contracts With Customers, using the modified retrospective approach. The adoption had a material effect on the financial statements through a proportionate amount of the cumulative effect adjustment to Change Healthcare LLC’s Members’ Deficit that was recorded in the Company’s stockholders’ equity during the year ended March 31, 2020.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Solutions Revenue—Refer to Note 3 in the financial statements

Critical Audit Matter Description

The Company generates most of its solutions revenue by using technology solutions (generally Software as a Service (“SaaS”)) to provide services to its customers that automate and simplify business and administrative functions for payers, providers, pharmacies, and channel partners and through the licensing of software, software systems (consisting of software, hardware and maintenance support) and content. The Company engages in customer arrangements, which may include multiple performance obligations, such as any combination of software, hardware, implementation, SaaS-based offerings, consulting services, or maintenance services. For such arrangements, the Company allocates revenues to each performance obligation on a relative standalone selling price basis.

The evaluation of certain customer arrangements, specifically the identification of distinct performance obligations, requires a significant degree of judgment. Given the complexity of certain of the Company’s contracts, we concluded that revenue recognition from these contracts represents a critical audit matter because of the judgments necessary for management to identify the distinct performance obligations. Performing audit procedures related to revenue recognition for these contracts required more extensive audit effort and a higher degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to evaluating the significant judgments used by management in the determination of the accounting for certain revenue contracts, including the identification of performance obligations, included the following:

•

We tested the effectiveness of internal controls over management’s evaluation of accounting for certain revenue contracts, including internal controls related to the identification of distinct performance obligations.

•	For a selection of contracts identified as having more complex terms, we performed the following:

•	Evaluated the terms of each contract and related master agreement and the identification of performance obligations and compared our conclusions with those of management.

•	Confirmed the terms and conditions of the agreements directly with the customers.

•

Determined whether there were other contracts signed with the customers identified as parties to complex contracts that exhibited indicators that the contracts should be combined for purposes of evaluating revenue recognition.

•

Evaluated whether the revenue recognition conclusions regarding the identification of performance obligations were appropriately reflected in the accounting records, or if no revenue had been recorded, assessed whether the deferral of revenue was appropriate.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
May 27, 2021

We have served as the Company’s auditor since 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and Board of Directors of Change Healthcare Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Change Healthcare Inc. and subsidiaries (the “Company”) as of March 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 31, 2021, of the Company and our report dated May 27, 2021, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of new accounting standards.

As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at eRx Network Holdings, Inc. and PDX, Inc. which were acquired on May 1, 2020 and June 1, 2020, respectively, and whose financial statements constitute approximately 4% of total revenues of the consolidated financial statement amounts as of and for the year ended March 31, 2021. Accordingly, our audit did not include the internal control over financial reporting at eRx Network Holdings, Inc. and PDX, Inc.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal controls based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
May 27, 2021

Change Healthcare Inc.

Consolidated Statements of Operations

(amounts in thousands, except share and per share amounts)

	Year Ended March 31, 2021	Year Ended March 31, 2020	Year Ended March 31, 2019
Revenue
Solutions revenue	$2,893,889	$184,161	$—
Postage revenue	196,532	12,631	—

Total revenue	3,090,421	196,792	—
Operating expenses
Cost of operations (exclusive of depreciation and amortization below)	1,335,075	71,435	—
Research and development	227,036	11,559	—
Sales, marketing, general and administrative	686,645	39,893	1,159
Customer postage	196,532	12,631	—
Depreciation and amortization	591,048	30,838	—
Accretion and changes in estimate with related parties, net	13,158	15,823	—
Gain on sale of businesses	(59,143)	—	—
Tax Receivable Agreement charges	—	164,633	—
Goodwill impairment charge	—	561,164	—

Total operating expenses	2,990,351	907,976	1,159

Operating income (loss)	100,070	(711,184)	(1,159)
Non-operating (income) expense
Interest expense, net	245,241	16,652	—
Contingent consideration	(3,000)	—	—
Loss on extinguishment of debt	8,924	—	—
Loss from Equity Method Investment in the Joint Venture	—	380,713	70,487
(Gain) loss on forward purchase contract	—	(15,881)	—
Other, net	(3,698)	(1,817)	(1,039)

Total non-operating (income) expense	247,467	379,667	69,448

Income (loss) before income tax provision (benefit)	(147,397)	(1,090,851)	(70,607)
Income tax provision (benefit)	(35,187)	(143,254)	(18,595)

Net income (loss)	$(112,210)	$(947,597)	$(52,012)

Net income (loss) per share:
Basic and diluted	$(0.35)	$(6.92)	$(0.69)
Weighted average common shares outstanding:
Basic and diluted	320,771,789	136,996,624	75,513,130

See accompanying notes to consolidated financial statements.

Change Healthcare Inc.

Consolidated Statements of Comprehensive Income (Loss)

(amounts in thousands)

	Year Ended March 31, 2021	Year Ended March 31, 2020	Year Ended March 31, 2019
Net income (loss)	$(112,210)	$(947,597)	$(52,012)
Other comprehensive income (loss):
Foreign currency translation adjustment	21,214	(5,519)	(2,833)
Changes in fair value of interest rate caps, net of taxes	(2,621)	981	(3,449)
Unrealized gain (loss) on available for sale debt securities of the Joint Venture, net of taxes	—	1,045	—
Realized gain (loss) on available for sale debt securities of the Joint Venture	—	(1,045)	—

Other comprehensive income (loss)	18,593	(4,538)	(6,282)

Total comprehensive income (loss)	$(93,617)	$(952,135)	$(58,294)

See accompanying notes to consolidated financial statements.

Change Healthcare Inc.

Consolidated Balance Sheets

(amounts in thousands, except share and per share amounts)

	March 31, 2021	March 31, 2020
Assets
Current assets:
Cash & cash equivalents	$113,101	$410,405
Accounts receivable, net	732,614	740,105
Contract assets, net	132,856	132,704
Prepaid expenses and other current assets	140,258	117,967

Total current assets	1,118,829	1,401,181
Property and equipment, net	174,370	206,196
Operating lease right-of-use assets, net	93,412	—
Goodwill	4,108,792	3,795,325
Intangible assets, net	4,187,072	4,365,806
Investment in business purchase option	—	146,500
Other noncurrent assets, net	430,141	192,372

Total assets	$10,112,616	$10,107,380

Liabilities
Current liabilities:
Accounts payable	$57,449	$68,169
Accrued expenses	484,293	390,294
Deferred revenue	436,666	302,313
Due to related parties, net	10,766	20,234
Current portion of long-term debt	27,339	278,779
Current portion of operating lease liabilities	30,608	—

Total current liabilities	1,047,121	1,059,789
Long-term debt, excluding current portion	4,734,775	4,710,294
Long-term operating lease liabilities	75,396	—
Deferred income tax liabilities	605,291	615,904
Tax receivable agreement obligations due to related parties	103,151	177,826
Tax receivable agreement obligations	229,082	164,633
Other long-term liabilities	65,572	93,487

Total liabilities	6,860,388	6,821,933

Commitments and contingencies
Stockholders’ Equity
Common Stock (par value, $.001), 9,000,000,000 and 9,000,000,000 shares authorized and 306,796,076 and 303,428,142 shares issued and outstanding at March 31, 2021 and 2020, respectively	307	303
Preferred stock (par value, $.001), 900,000,000 shares authorized and no shares issued and outstanding at both March 31, 2021 and 2020	—	—
Additional paid-in capital	4,283,391	4,222,580
Accumulated other comprehensive income (loss)	11,221	(7,372)
Accumulated deficit	(1,042,691)	(930,064)

Total stockholders’ equity	3,252,228	3,285,447

Total liabilities and stockholders’ equity	$10,112,616	$10,107,380

See accompanying notes to consolidated financial statements.

Change Healthcare Inc.

Consolidated Statements of Stockholders’ Equity

(amounts in thousands, except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2018	75,749,118	$75	$1,139,300	$34,661	$2,536	$1,176,572
Cumulative effect of accounting change by the Joint Venture-ASU 2017-12	—	—	—	(490)	490	—
Equity compensation expense		—	20,135	—	—	20,135
Repurchase of the Company’s common stock, net of taxes	(342,418)	—	(5,926)	—	—	(5,926)
Issuance of the Company’s common stock upon exercise of equity awards	67,953	—	—	—	—	—
Net income (loss)	—	—	—	(52,012)	—	(52,012)
Foreign currency translation adjustment of the Joint Venture	—	—	—	—	(2,833)	(2,833)
Change in fair value of interest rate caps of the Joint Venture, net of taxes	—	—	—	—	(3,449)	(3,449)

Balance at March 31, 2019	75,474,654	$75	$1,153,509	$(17,841)	$(3,256)	$1,132,487

Cumulative effect of accounting change by the Joint Venture-ASC 606	—	—	—	35,796	—	35,796
Cumulative effect of accounting change by the Joint Venture-ASU 2018-02	—	—	—	(422)	422	—
Equity compensation expense	—	—	30,372	—	—	30,372
Issuance of the Company’s common stock upon initial public offering	49,285,713	49	608,630	—	—	608,679
Effect of initial public offering issuance costs on Joint Venture equity	—	—	(4,160)	—	—	(4,160)
Issuance of tangible equity units	—	—	232,929	—	—	232,929
Unrealized gain (loss) on available for sale debt securities of the Joint Venture	—	—	—	—	1,045	1,045
Realized gain (loss) on available for sale debt securities of the Joint Venture	—	—	—	—	(1,045)	(1,045)
Issuance of the Company’s common stock upon exercise of equity awards	708,962	1	6,023	—	—	6,024
Net income (loss)	—	—	—	(947,597)	—	(947,597)
Foreign currency translation adjustment	—	—	—	—	(5,519)	(5,519)
Change in fair value of interest rate caps, net of taxes	—	—	—	—	981	981
Issuance of the Company’s common stock upon Merger	175,995,192	176	2,194,484	—	—	2,194,660
Conversion of tangible equity units	1,963,621	2	(2)	—	—	—
Other	—	—	795	—	—	795

Balance at March 31, 2020	303,428,142	$303	$4,222,580	$(930,064)	$(7,372)	$3,285,447

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Cumulative effect of accounting change-ASU 2016-13	—	—	—	(417)	—	(417)
Equity compensation expense	—	—	44,200	—	—	44,200
Issuance of common stock under equity compensation plans	2,698,032	3	21,290	—	—	21,293
Employee tax withholding on vesting of equity compensation awards	(303,486)	—	(4,108)			(4,108)
Net income (loss)	—	—	—	(112,210)	—	(112,210)
Foreign currency translation adjustment	—	—	—	—	21,214	21,214
Change in fair value of interest rate caps, net of taxes	—	—	—	—	(2,621)	(2,621)
Conversion of tangible equity units	973,388	1	(1)	—	—	—
Other	—	—	(570)			(570)

Balance at March 31, 2021	306,796,076	$307	$4,283,391	$(1,042,691)	$11,221	$3,252,228

See accompanying notes to consolidated financial statements.

Change Healthcare Inc.

Consolidated Statements of Cash Flows

(amounts in thousands)

	Year Ended March 31, 2021	Year Ended March 31, 2020	Year Ended March 31, 2019
Cash flows from operating activities:
Net income (loss)	$(112,210)	$(947,597)	$(52,012)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	591,048	30,838	—
Amortization of capitalized software developed for sale	1,326	—	—
Accretion and changes in estimate, net	11,644	15,823	—
Equity compensation	59,016	1,701	—
Deferred income tax expense (benefit)	(50,114)	(143,822)	(18,595)
Amortization of debt discount and issuance costs	32,532	2,235	—
Contingent consideration	(3,000)	—	—
Gain on sale of businesses	(59,143)	—	—
Loss on extinguishment of debt	8,924	—	—
(Gain) loss on other investments	—	(15,881)	—
Non-cash lease expense	29,114	—	—
Goodwill impairment charge	—	561,164	—
Loss from Equity Method Investment in the Joint Venture	—	380,713	70,487
Tax receivable agreement charges	—	164,633	—
Other, net	11,257	(1,110)	(661)
Changes in operating assets and liabilities:
Accounts receivable, net	(6,064)	(21,211)	—
Contract assets, net	158	—	—
Prepaid expenses and other assets	(87,540)	(6,219)	14,047
Accounts payable	(21,407)	7,532	—
Accrued expenses and other liabilities	14,178	(195,207)	(125)
Deferred revenue	166,477	11,304	—
Due to the Joint Venture, net	—	1,176	(9,733)

Net cash provided by (used in) operating activities	586,196	(153,928)	3,408

Cash flows from investing activities:
Capitalized expenditures	(246,381)	(13,002)	—
Acquisitions, net of cash acquired	(439,483)	330,667	—
Proceeds from sale of businesses	115,733	—	—
Investments in businesses	—	—	—
Investment in the Joint Venture	—	(610,784)	—
Investment in debt and equity securities of the Joint Venture	—	(278,875)	—
Other, net	2,099	7,332	6,503

Net cash provided by (used in) investing activities	(568,032)	(564,662)	6,503

Cash flows from financing activities:
Payments on Revolving Facility	(250,000)	—	—
Proceeds from Revolving Facility	—	250,000	—
Payments on Term Loan Facility	(315,000)	—	—
Proceeds from issuance of Senior Notes	325,000	—	—
Payments under tax receivable agreements	(20,691)	—	—
Receipts (payments) on derivative instruments	(29,538)	(890)	—
Employee tax withholding on vesting of equity compensation awards	(4,108)	—	—

	Year Ended March 31, 2021	Year Ended March 31, 2020	Year Ended March 31, 2019
Payments on deferred financing obligations	(19,519)	—	—
Payment of senior amortizing notes	(15,636)	(11,094)	—
Proceeds from exercise of equity awards	17,514	—	—
Proceeds from initial public offering, net of issuance costs	—	608,679	—
Proceeds from issuance of equity component of tangible equity units, net of issuance costs	—	232,929	—
Proceeds from issuance of debt component of tangible equity units	—	47,367	—
Other, net	(6,800)	(1,421)	(6,502)

Net cash provided by (used in) financing activities	(318,778)	1,125,570	(6,502)

Effect of exchange rate changes on cash and cash equivalents	3,310	16	—

Net increase (decrease) in cash and cash equivalents	(297,304)	406,996	3,409

Cash and cash equivalents at beginning of period	410,405	3,409	—

Cash and cash equivalents at end of period	$113,101	$410,405	$3,409

Supplemental disclosures of cash flow information
Cash paid for interest	$240,232	$265,633	$—

Cash paid for income taxes	$11,169	$(714)	$—

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	$41,262	$—	$—

Financing cash flows	$642	$—	$—

Supplemental disclosures of noncash transactions
Issuance of common stock upon exercise of equity awards:
Investment in the Joint Venture	$—	$5,077	$1,297

Dividend receivable	$—	$(5,077)	$1,297

Change Healthcare Inc. portion of the Joint Venture equity transactions:
Investment in the Joint Venture	$—	$13,902	$(2,377)

Additional paid in capital	$—	$(11,133)	$(6,043)

Accumulated other comprehensive income	$—	$(2,769)	$(8,420)

Capitalized Expenditures:
Property and equipment, net	$2,662	$5,295	$—

Other noncurrent assets, net	$25,338	$14,169	$—

Intangible assets, net	$1,491	$2,855	$—

Accounts payable	$(11,040)	$(9,843)	$—

Accrued expenses	$(18,452)	$(12,476)	$—

Right-of-use assets obtained in exchange for lease liabilities (1):
Operating Leases	$16,185	$—	$—

Finance Leases	$363	$—	$—

(1)	Amounts exclude the impact of adopting ASC 842. See Note 2, Significant Accounting Policies.

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

Amendment of Certificate of Incorporation

Effective June 26, 2019 and in contemplation of our initial public offering of common stock, we amended our certificate of incorporation to effect a 126.4 for 1 stock split for all previously issued shares of common stock, to increase the authorized number of common stock, and to authorize shares of preferred stock. Following this amendment, the authorized shares include 9,000,000,000 shares of common stock (par value $.001 per share) and 900,000,000 shares of preferred stock (par value $.001 per share). All issued or outstanding shares or related share based payment arrangement disclosures included herein have been retrospectively adjusted for the stock split.

Initial Public Offering

Effective July 1, 2019, we completed our initial public offering of 49,285,713 shares of common stock and a concurrent offering of 5,750,000 of tangible equity units (“TEUs”) for net proceeds of $608,679 and $278,875, respectively. The proceeds from the common stock offering were subsequently contributed to the Joint Venture in exchange for 49,285,713 additional units of the Joint Venture, which together with the Company’s existing holdings represented an approximate 41% interest in the Joint Venture. The proceeds from the TEU offering were used to acquire TEUs of the Joint Venture that substantially mirror the terms of the TEUs included in the offering.

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

UnitedHealth Group Incorporated

On January 5, 2021, we entered into an Agreement and Plan of Merger (the “UHG Agreement”) with UnitedHealth Group Incorporated (“UnitedHealth Group”), and UnitedHealth Group’s wholly owned subsidiary Cambridge Merger Sub Inc. Pursuant to the UHG Agreement, UnitedHealth Group has agreed to acquire all of the outstanding shares of the Company’s common stock for $25.75 per share in cash (the “UHG Transaction”).

Change Healthcare Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share amounts)

The UHG Agreement contains representations, warranties, covenants, closing conditions and termination rights customary for transactions of this type. Until the earlier of the termination of the UHG Agreement and the consummation of the transaction, we have agreed to operate our business in the ordinary course and have agreed to certain other operating covenants, as set forth in the UHG Agreement.

On March 24, 2021, the Company and UnitedHealth Group each received a request for additional information and documentary materials (collectively, the “Second Request”) from the U.S. Department of Justice (the “DOJ”) in connection with the DOJ’s review of the UHG Transaction. The effect of the Second Request is to extend the waiting period imposed under the HSR Act until the 30th day after substantial compliance by the Company and UnitedHealth Group with the Second Request, unless the waiting period is terminated earlier by the DOJ or extended by the parties to the UHG Transaction. On April 13, 2021, our stockholders approved a proposal to adopt the UHG Agreement, thereby satisfying one of the closing conditions contained in the UHG Agreement. The consummation of the transaction remains subject to the satisfaction or, to the extent permitted by law, waiver of other customary closing conditions.

COVID-19 Considerations

On March 11, 2020, the World Health Organization declared the coronavirus (“COVID-19”) outbreak to be a global pandemic. In response to this declaration and the rapid spread of COVID-19 within the U.S., federal, state and local governments imposed varying degrees of restrictions on social and commercial activity to promote social distancing in an effort to slow the spread of the illness. These measures led to weakened conditions in many sectors of the economy, including a decline in healthcare transaction volumes that are integral to our business.

We experienced, and expect to continue to experience, an adverse impact on our financial results as a result of COVID-19. However, we are not presently aware of events or circumstances arising from COVID-19 that would require us to revise the carrying value of our assets or liabilities, nor do we expect the impact of COVID-19 to cause us to be unable to comply with our debt covenants or meet our contractual obligations. While national, state and local quarantine, shelter-in-place, curfew and similar isolation measures have begun to ease and vaccines have begun to be made available, such government orders and other restrictions may continue in effect or may be reinstituted if outbreaks increase or fail to decrease.

2. Significant Accounting Policies

Basis of Presentation

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of our wholly owned subsidiaries. The results of operations for companies acquired are included in our consolidated financial statements from the effective date of acquisition. All intercompany accounts and transactions have been eliminated upon consolidation.

Accounting Estimates

The preparation of financial statements in conformity with GAAP requires us to make a number of estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. We base our estimates on historical experience, current business factors and various other assumptions that we believe are necessary in order to form a basis for making judgments about the carrying values of assets and liabilities, the reported amounts of revenues and expenses and disclosure of contingent assets and liabilities. We are subject to

Change Healthcare Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share amounts)

uncertainties such as the impact of future events, economic, environmental and political factors and changes in our business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of our financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Changes in estimates are made when circumstances warrant. Estimates and assumptions affect: the allowance for credit losses; the fair value assigned to assets acquired and liabilities assumed in business combinations; the carrying value of long-lived assets (including goodwill and intangible assets); the amortization period of long-lived assets (excluding goodwill); the carrying value, capitalization and amortization of software development costs; operating lease right-of-use assets; the carrying value of our investments; tax receivable agreement obligations; the fair value of interest rate cap agreement obligations; components of our tangible equity units; the values attributed to equity awards; operating lease liabilities; contingent consideration; loss accruals; certain accrued expenses; revenue recognition; and the income tax provision or benefit and related deferred tax accounts.

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

Cash and Cash Equivalents

For the purposes of reporting, cash and cash equivalents include unrestricted cash on hand and investments with an original maturity from the date of purchase of three months or less.

Our cash and cash equivalents are deposited with several financial institutions. Deposits may exceed the amounts insured by the Federal Deposit Insurance Corporation in the U.S. and similar deposit insurance programs in other jurisdictions. We mitigate the risk of our short-term investment portfolio by depositing funds with reputable financial institutions and monitoring risk profiles.

From time to time, our cash balances include funds we manage for customers, the most significant of which relates to funds remitted to retail pharmacies. Such funds are not restricted; however, funds are generally paid out in satisfaction of the processing obligations pursuant to the management contracts. At the time of receipt, we record a corresponding liability within Accrued expenses on the consolidated balance sheets. Such liabilities are summarized as “Pass-through payments” within Note 12, Accrued Expenses.

Change Healthcare Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share amounts)

Allowance for Credit Losses

The allowance for credit losses of $24,126 and $22,360 at March 31, 2021 and 2020, respectively, was primarily based on historical credit loss experience, current conditions, future expected credit losses, and adjustments for certain asset-specific risk characteristics. The following table summarizes activity related to the allowance for credit losses:

	Year Ended March 31,
	2021	2020
Balance at beginning of period	$22,360	$—
Cumulative effect of accounting change-ASU 2016-13	417	—
Acquisitions and Dispositions (1)	(4,952)	22,059
Provisions	14,645	905
Write-offs	(8,344)	(604)

Balance at end of period	$24,126	$22,360

(1)

For the year ended March 31, 2021, this amount relates primarily to the sales of Connected Analytics and Capacity Management. For the year ended March 31, 2020, this amount relates to the allowance acquired in the Merger.

Capitalized Software Developed for Sale

Development costs for software developed for sale to external customers are capitalized once a project has reached the point of technological feasibility. Completed projects are amortized after reaching the point of general availability using the straight-line method based on an estimated useful life of three years. At each balance sheet date, or earlier if an indicator of an impairment exists, we evaluate the recoverability of unamortized capitalized software costs based on estimated future undiscounted revenues net of estimated related costs over the remaining amortization period.

Capitalized Software Developed for Internal Use

We provide services to many of our customers using software developed for internal use. The costs that are incurred to develop such software are expensed as incurred during the preliminary project stage and classified within Research and development in the consolidated statements of operations. Training and maintenance costs are also expensed as incurred. Once certain criteria have been met, direct costs incurred in developing or obtaining computer software are capitalized. Capitalized software costs are included in Other noncurrent assets, net on the consolidated balance sheets and are generally amortized over the estimated useful life of three years.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation expense is computed using the straight-line method over the estimated useful lives of the related assets. Expenditures for maintenance, repair and renewals of minor items are expensed as incurred. Expenditures for repair and renewals that extend the useful life of an asset are capitalized.

Long-Lived Assets

Long-lived assets used in operations, which include capitalized software developed for internal use and property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. For long-lived assets to be held and used, we recognize an impairment loss only if the carrying amount is not recoverable when compared to our undiscounted cash flows and the

Change Healthcare Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share amounts)

impairment loss is measured based on the difference between the carrying amount and fair value. Long-lived assets held for sale are reported at the lower of cost or fair value less costs to sell.

Goodwill and Intangible Assets

Goodwill and intangible assets resulting from acquisitions are accounted for using the acquisition method of accounting. In business combinations, we generally recognize goodwill attributable to the assembled workforce and expected synergies among the operations of the acquired entities and our existing operations. Goodwill is generally deductible for federal income tax purposes when a business combination is treated as an asset purchase and is generally not deductible for federal income tax purposes when a business combination is treated as a stock purchase. We assess goodwill for impairment annually (as of January 1 of each year) or whenever significant indicators of impairment are present. Using a qualitative analysis, we first assess whether it is more likely than not that goodwill is impaired. To the extent we cannot reach a conclusion using only a qualitative analysis, we compare the fair value of each reporting unit to its associated carrying value. We will recognize an impairment charge for the amount, if any, by which the carrying amount of the reporting unit exceeds its fair value.

Intangible assets with definite lives are amortized over their useful lives either on a straight-line basis or using an accelerated method, depending on the pattern we expect the economic benefits of the assets to be consumed. Useful lives are generally as follows:

Customer relationships	12-18 years
Tradenames	18 years
Technology-based intangible assets	6-12 years

Derivatives

Derivative financial instruments are used to manage our interest rate exposure and we do not enter into financial instruments for speculative purposes. Derivative financial instruments are accounted for and measured at fair value. For derivative instruments that are designated and qualify as a cash flow hedge, the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction in the same period or periods during which the hedged transaction affects earnings (e.g., in “Interest expense, net” when the hedged transactions are interest cash flows associated with floating-rate debt).

Tangible Equity Units

In connection with our initial public offering, we completed an offering of TEUs. Each TEU includes an amortizing note and a purchase contract, both of which are freestanding instruments and separate units of account. The amortizing notes were issued at par and are classified as debt on the consolidated balance sheets. The purchase contracts are accounted for as prepaid forward contracts and are classified as equity. The TEU proceeds and issuance costs were allocated to the amortizing notes and purchase contracts on a relative fair value basis.

Equity Compensation

We measure stock-based compensation cost based on the estimated fair value of the award on the grant date and recognize the expense over the requisite service period, typically on a straight-line basis. We recognize stock-based compensation cost for awards with performance conditions if and when we conclude that it is probable that the performance conditions will be achieved. The fair value of equity awards is recognized as expense in the same period and in the same manner as if we had paid cash for the goods or services. Forfeitures

Change Healthcare Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share amounts)

are recognized as they occur. We issue new shares of common stock upon vesting of equity awards and upon exercise of vested options. We do not intend to repurchase any issued shares of common stock.

Prior to the Merger, these equity awards, as well as awards granted under our previous equity incentive plan, were granted to employees of the Joint Venture, and therefore were subject to the accounting framework for awards granted to non-employees. Under this framework, we measured compensation expense for equity awards based on the estimated fair value of such awards at the grant date, in a manner consistent with the recognition of expense for awards to employees. The recognized pre-Merger equity-based compensation is classified within Loss from Equity Method Investment in the Joint Venture on the consolidated statement of operations.

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

Leases with an initial term of 12 months or less are not recorded on the balance sheet and we recognize lease expense for these leases on a straight-line basis over the lease term. Most leases include one or more options to renew, with renewal terms that can extend the lease term from one month to one year or more. Additionally, some of our leases include an option for early termination. We include renewal periods and exclude termination periods from our lease term if, at commencement, we are reasonably certain to exercise the option. For our real estate lease arrangements, we do not consider a lease to be abandoned and do not adjust the corresponding right-of-use asset in instances where we may potentially sublease the space.

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

Tax Receivable Agreements

Upon the consummation of the Merger, we assumed obligations related to certain tax receivable agreements entered into by the Joint Venture with its current and former owners. The tax receivable agreements were measured at their fair value as part of the Merger and are recognized at their initial fair value plus recognized accretion to date on the consolidated balance sheets. Accretion expense recorded during the period pertaining to related party payments is recorded within Accretion and changes in estimate with related parties, net, whereas non-related party accretion is recorded within Sales, marketing, general and administrative in the consolidated statement of operations.

Change Healthcare Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share amounts)

In connection with the closing of the Merger, we, along with the Joint Venture, the subsidiaries of McKesson that served as members of the Joint Venture and McKesson entered into a tax receivable agreement (the “McKesson Tax Receivable Agreement”). Following the Merger and based on anticipated amortization allocations, we recorded an obligation for the McKesson Tax Receivable Agreement estimated payments, which represents a loss contingency under ASC 450. Future changes in this value will be reflected within Sales, marketing, general and administrative in the consolidated statement of operations.

The current and non-current portions of the non-related party obligations for our tax receivable agreements, including the McKesson Tax Receivable agreement, are recorded within Accrued expenses and Tax receivable agreement obligations, respectively, within the consolidated balance sheets. The current and non-current portions of the related party obligations for our tax receivable agreements are recorded within Due to related parties, net and Tax receivable agreement obligations due to related parties, respectively, within the consolidated balance sheets.

Revenue

We recognize revenue at an amount that reflects the consideration we expect to be entitled to in exchange for transferring goods or services to a customer, in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”), which we adopted on April 1, 2019. We had no revenue-generating operations prior to the Merger, therefore the impact of the adoption of ASC 606 was limited to recognition of an adjustment to Accumulated Deficit as a result of our equity method investment at the time of the Joint Venture’s adoption. See Note 3, Revenue Recognition, for additional information.

Foreign Currency Translation

Our reporting currency is the U.S. dollar and our foreign subsidiaries generally consider their local currency to be their functional currency. Foreign currency-denominated assets and liabilities of foreign subsidiaries are translated into U.S. dollars at year-end exchange rates, equity accounts are primarily translated at historical exchange rates and revenues and expenses are translated at average exchange rates during the corresponding period. Foreign currency translation adjustments are included in the consolidated statements of comprehensive income (loss) and the cumulative effect is included within Accumulated deficit on the consolidated balance sheets. Realized gains and losses from currency exchange transactions are included in Sales, marketing, general and administrative expenses in the consolidated statements of operations. We release the cumulative translation adjustment from equity into net income as a gain or loss only upon complete or substantially complete liquidation of a controlling interest in a subsidiary or a group of assets within a foreign entity.

Income Taxes

We record deferred income taxes for the tax effect of differences between book and tax bases of our assets and liabilities, as well as differences relating to the timing of recognition of income and expenses. Deferred income taxes reflect the available net operating losses and the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of the future tax benefits related to deferred tax assets is dependent on many factors, including our past earnings history, expected future earnings, the character and jurisdiction of such earnings, reversing taxable temporary differences, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of its deferred tax assets, carryback and carryforward periods and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.

Change Healthcare Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share amounts)

We recognize tax benefits for uncertain tax positions when we conclude that the tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. The benefit, if any, is measured as the largest amount of benefit, determined on a cumulative probability basis that is more likely than not to be realized upon ultimate settlement. Tax positions failing to qualify for initial recognition are subsequently recognized when they meet the more likely than not standard, upon resolution through negotiation or litigation with the taxing authority or on expiration of the statute of limitations.

Equity Method Investment in the Joint Venture

Prior to the Merger, we accounted for our investment in the Joint Venture using the equity method of accounting. During that period, we evaluated our equity method investment for impairment whenever an event or change in circumstances occurred that had a potentially significant adverse impact on the carrying value of our investment. During the period from the inception of the Joint Venture through the date of the Merger, we did not identify any loss in the value of our investment that was deemed other than temporary, and therefore, did not recognize any impairment loss.

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

Fair Value Measurements

In April 2020, we adopted FASB ASU No. 2018-13, which modifies the disclosure requirements for fair value measurements. Entities are no longer required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but public companies are required to disclose the range and weighted-average of significant unobservable inputs used to develop Level 3 fair value measurements. See Note 15, Fair Value Measurements.

Hosting Arrangement Implementation Costs

In April 2020, we adopted FASB ASU No. 2018-15, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This update also requires that the effects of such capitalized costs be classified in the same respective caption in the statement of operations, balance sheet and cash flows as the underlying hosting arrangement. We adopted this standard prospectively beginning April 1, 2020. This adoption did not have a material impact on our financial statements for the year ended March 31, 2021.

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

We adopted ASC 842 using the modified retrospective approach and recorded right-of-use assets of $111,815 and lease liabilities of $125,331, primarily related to operating leases. The recognition of the right-of-use assets in combination with our previously recorded prepaid rent balances resulted in no requirement to adjust the opening balance of retained earnings. Our accounting for finance leases remains substantially unchanged. Adoption of ASC 842 did not materially impact our consolidated statement of operations and had no impact on our consolidated statement of cash flows. See Note 7, Leases.

London Interbank Offered Rate (LIBOR) Reform

In March 2020, the FASB issued ASU No. 2020-04, as amended by ASU No. 2021-01, which created Topic 848—Reference Rate Reform. ASU No. 2020-04 contains optional practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts which may be elected over time as activities occur. Among other things, the ASU intends to ease the transition from LIBOR to an alternative reference rate. During the first quarter of fiscal year 2021, we elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. We continue to evaluate the impacts of ASU No. 2020-04 and may apply other elections as reference rate reform activities progress.

Income Taxes

In March 2021, we adopted FASB ASU No. 2019-12, which modifies ASC 740 to simplify the accounting for income taxes. The standard removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. The update also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for goodwill and allocating taxes to members of a consolidated group. In addition, the update amends the accounting for hybrid tax regimes. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020; early adoption is permitted. This adoption did not have a material impact on our financial statements for the year ended March 31, 2021.

Accounting Pronouncements Not Yet Adopted

Derivatives and Convertible Instruments

In August 2020, the FASB issued ASU No. 2020-06 which simplifies the accounting for convertible instruments and amends the guidance addressing the derivatives scope exception for contracts in an entity’s own equity. The standard is scheduled to be effective for us beginning April 1, 2022. Given the forward purchase contracts of our Tangible Equity Units qualify for the derivatives scope exception and are currently accounted for under that guidance, we do not expect a material impact upon adoption. We will continue to evaluate the impact of this pronouncement prior to adoption.

Change Healthcare Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share amounts)

3. Revenue Recognition

We generate most of our solutions revenue using technology solutions (generally Software as a Service (“SaaS”)) to provide services to our customers that automate and simplify business and administrative functions for payers, providers, pharmacies, and channel partners and through the licensing of software, software systems (consisting of software, hardware and maintenance support) and content.

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

Transaction processing services - We provide transaction processing (such as claims processing) services to hospitals, pharmacies and health systems via a cloud-based (“SaaS”) platform. The promised service is to stand ready to process transactions for our customers over the contractual period on an as needed basis. Revenue related to these services is recognized over time as the transactions are processed, and the revenue is recognized over the individual days in which the services are performed. Revenue is recognized as Solutions revenue in the Software and Analytics, Network Solutions, and Technology-Enabled Services segments, with the exception of revenue related to postage that is generated through the delivery of certain of these services. Postage revenue is discussed below and is separately presented on the consolidated statement of operations. Any fixed annual fees and implementation fees are recognized ratably over the contract period.

Contingent fee services - We provide services to customers in which the transaction price is contingent on future occurrences, such as savings generated or amounts collected on behalf of our customers through the delivery of our services. In some cases, we perform services in advance of invoicing the customer, thereby creating a contract asset. Revenue in these arrangements is estimated and constrained until we determine that it is probable a significant revenue reversal will not occur, and variable consideration is allocated to the performance obligation for which we earn a contingent fee. We use the expected value method when estimating variable consideration, as we have a large number of contracts with similar characteristics and consider a portfolio of data from other similar contracts to form our estimate of expected value. Revenue for contingent fee services, which is included in Solutions revenue, is generated by the Software and Analytics and Technology-Enabled Services segments.

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

Professional services - We provide training and consulting services to our customers, and the services may be fixed fee or time and materials based. Consulting services that fall outside of the standard implementation services vary depending on the scope and complexity of the service requested by the customer. Consulting services are deemed to be capable of being distinct from other products and services, and the services are satisfied either at a point of time or over time based on delivery and are recognized as Solutions revenue in the Software and Analytics and Technology-Enabled Services segments. Training services are usually provided as an optional service to enhance the customer’s experience with a software product or provides additional education surrounding the general topic of the solution. Training services are capable of being distinct from other products and services. We treat training services as a distinct performance obligation, and they are satisfied at a point of time and recognized as Solutions revenue in the Software and Analytics and Technology-Enabled Services segments.

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

Contract Balances

We generally recognize a contract asset when revenue is recognized in advance of invoicing on a customer contract, unless the right to payment for that revenue is unconditional (i.e., requiring no further performance and only the passage of time). If a right to payment is determined to meet the criteria to be considered ‘unconditional’, then we will recognize a receivable.

We did not recognize any impairment losses on accounts receivable or contract assets during the year ended March 31, 2021. Change Healthcare Inc. did not have accounts receivable prior to the Merger.

We record deferred revenue when billings or payments are received from customers in advance of our performance. Deferred revenue is generally recognized when control transfers to the customer. Deferred revenue is driven by multiple factors, including the frequency of renewals, invoice timing, invoice duration, and fair value adjustments as a result of the Merger. As of March 31, 2021, we expect 95% of the deferred revenue balance to be recognized in one year or less. Approximately $268,529 of the balance at the beginning of the period was recognized during the year ended March 31, 2021.

Costs to Obtain or Fulfill a Contract

Sales commissions and certain other incentive payments (e.g., bonuses that are contingent solely on obtaining a contract or a pool of contracts) are capitalized as incremental costs to obtain a contract. We typically do not offer commissions on contract renewals. Decremented commissions upon renewal (i.e., non-commensurate with initial commissions) are offered to the sales associates for certain customers and are immaterial. All commissions and other qualifying incentive payments capitalized are amortized over an expected period of benefit defined as the initial contract term plus anticipated renewals, if any. In determining the appropriate period of benefit, we evaluate both qualitative and quantitative factors such as the expected customer relationship period and technology obsolescence. In addition, prior to solution go-live, we incur certain contract fulfillment costs primarily related to SaaS setup for our clients. These costs are capitalized to the extent they are directly related to a contract, are recoverable, and create a resource used to deliver our SaaS services. Capitalized costs to fulfill a contract are amortized over the expected period of benefit.

At March 31, 2021, we had capitalized costs to obtain a contract of $6,042 in Prepaid expenses and other current assets and $38,833 in Other noncurrent assets. At March 31, 2021 we had capitalized costs to fulfill a contract of $3,526 in Prepaid and other current assets and $24,240 in Other noncurrent assets. Amortization of such capitalized costs to obtain and fulfill were immaterial for the years ended March 31, 2021 and 2020.

In accounting for the Merger, we did not recognize an asset for costs to obtain or fulfill a contract that had been previously capitalized by the Joint Venture, but we began capitalizing only qualifying costs to obtain and fulfill a contract that were incurred after the date of the Merger. Consequently, we did not have a material balance of capitalized costs to obtain or fulfill a contract at March 31, 2020.

Arrangements with Multiple Performance Obligations

We engage in customer arrangements which may include multiple performance obligations, such as any combination of software, hardware, implementation, SaaS-based offerings, consulting services, or maintenance

Change Healthcare Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share amounts)

services. For such arrangements, we allocate revenue to each performance obligation on a relative standalone selling price basis. For substantially all such arrangements, a performance obligation’s standalone selling price is determined based on the directly observable prices charged to customers. When directly observable prices charged to customers are not available, other methods are used such as the adjusted market assessment approach, the expected cost plus a margin approach, or other approaches in cases where distinct performance obligations are not sold separately but instead sold at a bundled price. For performance obligations with historical pricing that is highly variable, the residual approach is used. Such instances primarily relate to our perpetual software arrangements in which we sell the same products to different customers for a broad range of amounts.

Remaining Performance Obligations

The aggregate amount of transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) for executed contracts includes deferred revenue and other revenue yet to be recognized from non-cancellable contracts. As of March 31, 2021, remaining performance obligations totaled $1,452,958, of which 51% is expected to be recognized over the next 12 months, and the remaining 49% thereafter.

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

Customer Incentives

Certain customers, which include our channel partners, may receive cash-based incentives or rebates based on actual sales and achievement of a cumulative level of sales, which are accounted for as variable consideration. We consider these amounts to be consideration payable to the customer, and therefore, we estimate these amounts based on the expected amount to be provided to customers and reduce the transaction price accordingly.

Disaggregated Revenue

We disaggregate the revenue from contracts with customers by operating segment as we believe doing so best depicts how the nature, amount, time and uncertainty of revenues are affected by economic factors. See Note 26, Segment Reporting, for total revenue disaggregated by operating segment for the year ended March 31, 2021.

In addition to disaggregating revenue by operating segment, we disaggregate between revenue that is recognized over time and revenue that is recognized at a point in time. For the year ended March 31, 2021, 96% of revenue was recognized over time and 4% of revenue was recognized at a point in time. For the year ended March 31, 2020, we did not consider disaggregation of the amount of revenue recognized in our financial statements meaningful given the short portion of the year during which we consolidated the results of the Joint Venture and recognized revenue in our financial statements.

Practical Expedients and Exemptions

We have elected to utilize either the right to invoice practical expedient or the series-based variable consideration allocation framework for most transaction processing services not subject to contingencies. We have also elected to exclude sales taxes and other similar taxes from the measurement of the transaction price in contracts with customers. Therefore, revenue is recognized net of such taxes.

Change Healthcare Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share amounts)

In certain customer arrangements, we determined there are certain promised goods or services which are immaterial in the context of the contract from both a quantitative and qualitative perspective, and therefore, the goods and services are disregarded when assessing the performance obligations in the customer arrangement.

We have elected to apply the significant financing practical expedient, and as a result, we will not adjust the promised amount of consideration in a customer contract for the effects of a significant financing component when the period of time between when we transfer a promised good or service to a customer and when the customer pays for the good or service will be one year or less.

4. Business Combinations

Fiscal Year 2021 Transactions

eRx Network Holdings, Inc.

On May 1, 2020, we exercised our option to purchase and completed the acquisition of 100% of the ownership interest in eRx Network Holdings, Inc. (“eRx”), a leading provider in comprehensive, innovative and secure data-driven solutions for pharmacies. At the time of the acquisition, all outstanding eRx equity awards were canceled and holders of eRx stock options and vested eRx stock appreciation rights were able to elect to receive consideration in the form of a cash payment or vested stock appreciation rights of the Company. See Note 18, Incentive Compensation Plans, for additional information.

Prior to the acquisition, we held an option to purchase eRx which we accounted for as an equity investment. Therefore, our acquisition of eRx was accounted for as a business combination achieved in stages under the acquisition method in accordance with Accounting Standards Codification 805, Business Combinations (“ASC 805”). Accordingly, at the acquisition, we remeasured our business purchase option to fair value and recognized a loss of $6,000 which is recorded in Other, net on our consolidated statement of operations.

Change Healthcare Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share amounts)

The following table summarizes information related to this acquisition as of the acquisition date. The fair values of the assets acquired and the liabilities assumed were determined based on information available to the Company using primarily an income-based approach. During fiscal year 2021, we continued to make purchase price allocation adjustments to refine the fair value of assets acquired and liabilities assumed, including goodwill. These refinements primarily included an increase to the determined fair value of customer relationships and deferred tax liabilities and a decrease to the determined fair value of technology-based intangible assets. There were no material impacts to the consolidated statement of operations as a result of the adjustments. We consider our accounting for the assets acquired and liabilities assumed in the eRx acquisition to be complete.

eRx
Cash paid at closing	$249,359
Fair value of eRx purchase option	140,500
Fair value of vested stock appreciation rights	5,097
Cash paid for canceled eRx equity awards	5,891

Total Consideration Fair Value at Acquisition Date	$400,847

Allocation of the Consideration Transferred:
Cash	$54,108
Accounts receivable	12,747
Prepaid expenses and other current assets	609
Goodwill	225,156
Identifiable intangible assets:
Customer relationships (life 17 years)	131,200
Technology-based intangible assets (life 9-12 years)	29,700
Other noncurrent assets	20
Accounts payable	(2,543)
Accrued expenses and other current liabilities	(10,933)
Deferred income tax liabilities	(39,217)

Total consideration transferred	$400,847

The goodwill recognized, all of which is assigned to the Network Solutions segment, is primarily attributable to expected synergies of the combined businesses and the acquisition of an assembled workforce knowledgeable of the healthcare and information technology industries. The goodwill is not expected to be deductible for tax purposes. See Note 10, Goodwill and Intangible Assets.

Acquisition costs related to the purchase of eRx were not material.

PDX, Inc.

On June 1, 2020, we completed the cash purchase of 100% of the ownership interest in PDX, Inc. (“PDX”), a company focused on delivering patient-centric and innovative technologies for pharmacies and health systems. We accounted for this transaction as a business combination using the acquisition method.

The fair values of the assets acquired and the liabilities assumed were determined based on information available to the Company using primarily an income-based approach. Subsequent to June 1, 2020, we made purchase price allocation adjustments to refine the fair value of assets acquired, including goodwill. These refinements primarily included an increase to the determined fair value of customer relationships and decreases

Change Healthcare Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share amounts)

to the determined fair values of technology-based intangible assets and deferred revenue. There were no material impacts to the consolidated statement of operations as a result of the adjustments. Additional information is being gathered to finalize the amounts with respect to deferred taxes. Accordingly, the measurement of the deferred tax assets acquired and deferred tax liabilities assumed may change upon finalization of the Company’s valuations and completion of the purchase price allocation, both of which are expected to occur no later than one year from the acquisition date. We consider our accounting for the other assets acquired and liabilities assumed in the PDX acquisition to be complete.

After customary working capital adjustments, transaction fees and other adjustments, the total consideration fair value at the acquisition date was $198,291. The following table summarizes the allocation of consideration transferred:

PDX
Cash	$755
Accounts receivable	5,739
Prepaid expenses and other current assets	2,251
Property and equipment	840
Goodwill	98,830
Identifiable intangible assets:
Customer relationships (life 18 years)	74,300
Technology-based intangible assets (life 10-11 years)	25,300
Other noncurrent assets	690
Accounts payable	(3,882)
Deferred revenue, current	(2,946)
Accrued expenses and other current liabilities	(3,364)
Other long-term liabilities	(222)

Total consideration transferred	$198,291

The goodwill recognized, all of which is assigned to the Network Solutions segment, is primarily attributable to expected synergies of the combined businesses and the acquisition of an assembled workforce knowledgeable of the healthcare and information technology industries. The goodwill is expected to be deductible for tax purposes. See Note 10, Goodwill and Intangible Assets.

Acquisition costs related to the purchase of PDX were not material.

Nucleus.io

In August 2020, we completed the acquisition of Nucleus.io, a leader in the development of advanced, fully enabled, cloud-native imaging and workflow technology. We acquired Nucleus.io for total consideration of $35,120 and accounted for the acquisition as a business combination. The consideration transferred was primarily allocated to technology-based intangible assets of $11,700 (life of 15 years) and goodwill of $22,341. The goodwill recognized is assigned to the Software and Analytics segment and is not expected to be deductible for tax purposes. The preliminary values of the consideration transferred, assets acquired and liabilities assumed in the acquisition, including the related tax effects, are subject to change upon receipt of a final valuation and working capital settlement. Acquisition costs related to the purchase of Nucleus.io were not material.

Change Healthcare Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share amounts)

Fiscal Year 2020 Transactions

The Merger

On March 10, 2020, pursuant to the Agreement and Plan of Merger, dated December 20, 2016 (the “Merger Agreement”), the Company combined with SpinCo in a two-step all-stock “Reverse Morris Trust” transaction that involved (i) a separation of SpinCo from McKesson, followed by (ii) the merger of SpinCo with and into the Company, with the Company as the surviving company. As a result, the Joint Venture became a wholly owned subsidiary of the Company.

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

Immediately following the Merger, approximately 58% of the outstanding Change Common Stock was held by pre-Merger holders of McKesson Common Stock and approximately 42% of the outstanding Change Common Stock was held by pre-Merger holders of Change Common Stock.

Prior to the Merger, we accounted for our investment in the Joint Venture under the equity method of accounting. Therefore, the acquisition of control of the Joint Venture was accounted for as a business combination achieved in stages under the acquisition method, in accordance with ASC 805. Accordingly, we remeasured our previously held equity interest in the Joint Venture to fair value by reference to the publicly traded price of the common shares issued to SpinCo shareholders in exchange for the remaining 58% equity interest in the Joint Venture. Upon remeasurement, we recognized a loss of $230,229 which is included in Loss from Equity Method Investment in the Joint Venture in the consolidated statement of operations. The loss represents the amount by which the carrying value of our investment in the Joint Venture exceeded the fair value of our 42% interest immediately prior to the Merger.

The fair values of the assets acquired and the liabilities assumed were determined based on information available to the Company. During fiscal year 2021, we continued to make purchase price allocation adjustments to refine the fair values of assets acquired and liabilities assumed. These refinements primarily included net increases to our deferred tax liability and income taxes payable, which also impacted goodwill. There were no impacts to the consolidated statement of operations as a result of the adjustments. We consider our accounting for the assets acquired and liabilities assumed in the Merger to be complete.

Change Healthcare Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share amounts)

The following table summarizes our net assets acquired and purchase price allocation:

Amount
Net assets acquired:
Cash	$330,665
Accounts receivable, net of allowance of $22,059	718,895
Contract assets	132,704
Prepaid expenses and other current assets	115,436
Investment in business purchase option	146,500
Property and equipment, net	206,751
Goodwill	4,363,282
Other noncurrent assets	169,539
Identified intangible assets:
Customer relationships (life 12-16 years)	3,056,000
Tradenames (life 18 years)	146,000
Technology-based intangible assets (life 6-12 years)	1,188,000
Accounts payable	(60,637)
Accrued expenses	(563,791)
Deferred revenue, current	(292,528)
Current portion of long-term debt	(28,969)
Other current liabilities	(22,732)
Long-term debt, excluding current portion	(4,713,565)
Deferred income tax liabilities	(576,546)
Tax receivable agreement obligations due to related parties	(176,586)
Other long-term liabilities	(102,675)

Net assets acquired	$4,035,743

Summary of purchase consideration:
Fair value of shares issued to SpinCo shareholders
(175,995,192 shares at $12.47 per share):
Common Stock, $0.001 par value	$176
Additional paid-in capital	2,194,484
Fair value of Joint Venture equity interest previously held	1,589,040
Fair value of Joint Venture equity interest previously held through TEUs	216,764
Settlement of dividend receivable	42,778
Repayment of advances to member	(7,499)

Purchase consideration	$4,035,743

The goodwill recognized in the Merger is primarily attributable to expected synergies of the combined businesses and the acquisition of an assembled workforce knowledgeable of the healthcare and information technology industries. The goodwill is not deductible for tax purposes. Acquisition costs related to the Merger were not material.

Change Healthcare Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share amounts)

Results of Operations

Subsequent to the Merger, the results of operations attributable to the Joint Venture are included in our consolidated statements of operations. We generated revenues of $196,792 and a pre-tax loss of $4,288 from the Joint Venture from the acquisition date to March 31, 2020.

Pro Forma Financial Information (unaudited)

The following pro forma financial information was derived from the historical financial statements of the Company and the Joint Venture and gives effect to the acquisition as if it had occurred on April 1, 2018. The pro forma amounts were calculated by applying the Company’s accounting policies and adjusting the results of the Joint Venture to reflect (i) the additional depreciation and amortization that would have been charged resulting from the fair value adjustments to property and equipment and intangible assets, (ii) the additional interest expense associated with the consolidation of the Joint Venture’s long-term borrowings, and (iii) the decrease to revenue resulting from the fair value adjustment of assumed deferred revenue obligations.

	(Unaudited) Year Ended March 31,
	2021(1)	2020	2019
Total revenue	n/a	$3,290,734	$3,133,907
Net income (loss)	n/a	$(228,234)	$(128,889)
Net income (loss) per share, basic and diluted	n/a	$(0.75)	$(0.43)

(1)	Pro forma information is not applicable as the Joint Venture’s results are fully consolidated for the year ended March 31, 2021.

5. Dispositions

Connected Analytics

On May 1, 2020, we completed the sale of our Connected Analytics business, which was included in our Software and Analytics segment, for total consideration of $55,000, subject to a customary working capital adjustment, including a $25,000 note receivable from the buyer which was recorded within Other noncurrent assets, net on the consolidated balance sheets. The net book value of the Connected Analytics business prior to the sale was $23,428, which includes primarily net accounts receivable of $16,636, goodwill of $21,705 and deferred revenue of $17,083. In connection with this transaction, we recognized a pre-tax gain on disposal of $24,337, which is included within Gain on sale of businesses on the consolidated statement of operations. In July 2020, we received $25,000 plus interest from the buyer in satisfaction of the outstanding note receivable.

Capacity Management

On December 2, 2020, we completed the sale of our Capacity Management business, which was included in our Software and Analytics segment, for total consideration of $67,500, subject to a customary working capital adjustment. The net book value of the Capacity Management business prior to the sale was $31,690, which includes primarily net accounts receivable of $14,991, goodwill of $26,944 and deferred revenue of $15,230. In connection with this transaction, we recognized a pre-tax gain on disposal of $31,690, which is included within Gain on sale of businesses on the consolidated statement of operations.

Change Healthcare Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share amounts)

6. Concentration of Credit Risk

We maintain our cash and cash equivalent balances in either bank depository accounts or money market mutual funds. The money market mutual funds are limited to investments in low-risk securities such as U.S. or government agency obligations, or repurchase agreements secured by such securities.

7. Leases

We lease office space, other facilities, office equipment for internal use, vehicles and bulk invoice pricing and mailing related equipment for customer solutions. Our lease portfolio includes both operating and finance leases with original terms ranging from one to 15 years.

Statement of Operations Information

The components of lease cost are as follows:

	Statement of Operations Location	Year Ended March 31, 2021
Operating lease cost	(1)	$43,950
Finance lease cost
Amortization expense	Depreciation and amortization	429
Interest expense	Interest expense, net	120
Short-term lease cost	(1)	1,473
Variable lease cost	(1)	6,804
Sublease income	Other, net	(1,293)

Total lease cost		$51,483

(1)	Cost classification varies depending on the leased asset. Costs are primarily included within Sales, marketing, general and administrative and Cost of operations.

Balance Sheet Information

Right-of-use assets and lease liabilities are as follows:

	Balance Sheet Location	March 31, 2021
Right-of-use assets
Operating leases	Operating lease right-of-use assets, net	$93,412
Finance leases	Property and equipment, net	1,858

Total right-of-use assets		$95,270

Lease liabilities
Current liabilities
Operating leases	Current portion of operating lease liabilities	$30,608
Finance leases	Current portion of long-term debt	568
Noncurrent liabilities
Operating leases	Long-term operating lease liabilities	75,396
Finance leases	Long-term debt, excluding current portion	1,225

Total lease liabilities		$107,797

Change Healthcare Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share amounts)

Maturity of Lease Liabilities

Maturities of lease liabilities by fiscal year as of March 31, 2021 are as follows:

	Operating Leases	Finance Leases	Total
2022	$37,129	$664	$37,793
2023	27,659	485	28,144
2024	19,378	468	19,846
2025	14,061	390	14,451
2026	9,219	—	9,219
2027 and thereafter	18,399	—	18,399

Total lease liabilities, undiscounted	125,845	2,007	127,852
Less: Imputed interest	19,841	214	20,055

Total lease liabilities	$106,004	$1,793	$107,797

Maturities of lease liabilities by fiscal year as of March 31, 2020 were as follows:

	Operating Leases	Finance Leases	Total
2021	$40,476	$468	$40,944
2022	34,750	468	35,218
2023	23,761	468	24,229
2024	15,393	468	15,861
2025	10,780	390	11,170
2026 and thereafter	15,850	—	15,850

Total lease liabilities, undiscounted	$141,010	$2,262	$143,272

Other Information

Other information related to our leases as of March 31, 2021 is as follows:

	Operating Leases	Finance Leases
Weighted-average remaining lease term	4.76 years	3.52 years
Weighted-average discount rate	7.29%	6.51%

8. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets generally include items for which we have paid the related vendor or supplier in advance of receiving the related service. Prepaid expenses and other current assets consisted of the following:

	March 31, 2021	March 31, 2020
Prepaid expenses	$86,307	$73,354
Other current assets	53,951	44,613

Prepaid expenses and other current assets	$140,258	$117,967

Change Healthcare Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share amounts)

9. Property and Equipment

Property and equipment consisted of the following:

	March 31, 2021	March 31, 2020
Land	$406	$406
Buildings and leasehold improvements	60,716	51,460
Computer equipment	105,450	95,079
Production equipment	17,046	17,591
Office equipment, furniture and fixtures	34,696	31,302
Construction in process	15,497	13,318

Property and equipment, gross	233,811	209,156
Accumulated depreciation	(59,441)	(2,960)

Property and equipment, net	$174,370	$206,196

Depreciation expense was $56,240, $2,960, and $0 for the years ended March 31, 2021, 2020 and 2019, respectively.

10. Goodwill and Intangible Assets

Goodwill

We assess goodwill for impairment annually (as of January 1 of each year) or whenever significant indicators of impairment are present. We recognized no impairment in conjunction with our most recent annual impairment analysis.

The following table presents the changes in the carrying amount of goodwill:

	Software and Analytics	Network Solutions	Technology- Enabled Services	Total
Balance at March 31, 2019	$—	$—	$—	$—
Acquisitions	1,901,116	1,944,701	514,831	4,360,648
Goodwill impairment	(126,839)	(298,870)	(135,455)	(561,164)
Effects of foreign currency	(4,159)	—	—	(4,159)

Balance at March 31, 2020	$1,770,118	$1,645,831	$379,376	$3,795,325

Acquisitions	22,341	323,986	—	346,327
Dispositions	(51,136)	—	—	(51,136)
Effects of foreign currency	15,583	—	—	15,583
Adjustments	1,396	922	376	2,693

Balance at March 31, 2021	$1,758,302	$1,970,739	$379,752	$4,108,792

Fiscal Year 2020 Impairment Charge

In accordance with ASC 805, on March 10, 2020, goodwill was recognized as a result of the Merger and was allocated to the Company’s reporting units on a relative fair value basis. Subsequent to the Merger, we concluded a triggering event had occurred due to the expected impact on our financial results due to COVID-19.

Change Healthcare Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share amounts)

Therefore, we performed a goodwill impairment test as of March 31, 2020 to compare each reporting unit’s carrying value to the respective fair value. The fair value of each reporting unit was determined using a combination of an income approach based on a discounted cash flow model and a market approach based on appropriate valuation multiples observed for the reporting unit’s guideline public companies. Fair value estimates resulted from a complex series of judgments about future events and uncertainties and relied heavily on estimates and assumptions. The estimates considered most impactful to the goodwill impairment test included our expectation on the amount of time it will take to return to a normal level of healthcare activity, the discount rate used in the income approach, and the market multiples used in the market approach. Reporting unit fair values were considered a Level 3 measurement due to the significance of unobservable inputs developed using company specific information. Based on the results of the interim impairment test, we recorded a non-cash pre-tax goodwill impairment charge of $561,164 which was not deductible for income tax purposes.

Intangible Assets

Intangible assets subject to amortization consist of the following:

	March 31, 2021			March 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$3,263,653	$(276,682)	$2,986,971	$3,056,000	$(13,064)	$3,042,936
Technology-based intangible assets	1,261,285	(200,773)	1,060,512	1,188,000	(10,290)	1,177,710
Tradenames and other	150,538	(10,948)	139,590	146,000	(840)	145,160

Total	$4,675,476	$(488,403)	$4,187,073	$4,390,000	$(24,194)	$4,365,806

Amortization expense was $463,334, $24,194, and $0 for the years ended March 31, 2021, 2020, and 2019, respectively.

Aggregate amortization expense for intangible assets by fiscal year as of March 31, 2021 is estimated to be:

2022	$496,544
2023	446,194
2024	406,159
2025	373,506
2026	337,532
Thereafter	2,127,138

Total	$4,187,073

11. Other Noncurrent Assets

Other noncurrent assets consist of the following:

	March 31, 2021	March 31, 2020
Capitalized software developed for internal use, net	$260,858	$103,642
Other noncurrent assets, net	169,283	88,729

Other noncurrent assets, net	$430,141	$192,372

Change Healthcare Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share amounts)

Capitalized software developed for internal use, net includes accumulated amortization of $71,356 and $5,290 as of March 31, 2021 and 2020, respectively. Amortization expense for capitalized software developed for internal use was $71,473 for the year ended March 31, 2021 and was immaterial for the years ended March 31, 2020 and 2019.

Changes in the carrying amount of capitalized software developed for sale, net, were as follows:

March 31, 2021
Balance at beginning of period	$574
Amounts capitalized	13,919
Amortization expense	(1,326)
Disposal from sale of businesses	(837)
Other	(1,551)

Balance at end of period	$10,779

Activity related to capitalized software developed for sale, net, was immaterial for the year ended March 31, 2020.

12. Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2021	March 31, 2020
Customer deposits	$48,337	$37,357
Accrued compensation	177,509	113,959
Accrued outside services	45,349	28,822
Accrued insurance	10,897	14,293
Accrued income, sales and other taxes	57,742	10,129
Accrued interest	6,783	5,892
Interest rate cap agreements	22,360	28,131
Pass-through payments	16,799	29,518
Other accrued liabilities	98,517	122,193

Accrued expenses	$484,293	$390,294

Change Healthcare Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share amounts)

13. Long-Term Debt

Long-term debt consists of the following:

	March 31, 2021	March 31, 2020
Senior Credit Facilities
$5,100,000 Term Loan Facility, due March 1, 2024, net of unamortized discount of $87,698 and $125,793 at March 31, 2021 and 2020, respectively (effective interest rate of 4.42% and 4.42%, respectively)	$3,405,552	$3,682,457
$785,000 Revolving Facility, expiring July 3, 2024, and bearing interest at a variable interest rate (1)	—	250,000
Senior Notes
$1,325,000 5.75% Senior Notes due March 1, 2025, net of unamortized discount of $6,921 and $2,228 at March 31, 2021 and 2020, respectively (effective interest rate of 5.90% and 5.80%, respectively)	1,318,079	997,772
Tangible Equity Unit Senior Amortizing Note
$47,367 Senior Amortizing Notes due June 30, 2022, net of unamortized discount of $293 and $842 at March 31, 2021 and 2020, respectively (effective interest rate of 7.44% and 7.44%, respectively)	20,345	35,431
Other	18,138	23,413
Less current portion	(27,339)	(278,779)

Long-term debt	$4,734,775	$4,710,294

(1)	The weighted average interest rate at March 31, 2020 was 3.25%.

Senior Credit Facilities

Our long-term indebtedness includes a senior secured term loan facility (the “Term Loan Facility”) and a revolving credit facility (the “Revolving Facility”; together with the Term Loan Facility, the “Senior Credit Facilities”). The Senior Credit Facilities provide us with the right at any time to request additional term loan tranches and/or term loan increases, increases in the revolving commitments and/or additional revolving credit facilities up to the sum of (i) (a) the greater of $1,080,000 or an amount equal to 100% of EBITDA for the most recently ended four fiscal quarters, plus (b) certain voluntary prepayments, repurchases, redemptions and other retirements of indebtedness and commitments under our Senior Credit Facilities, incremental equivalent debt, and refinancings thereof, plus (ii) an additional aggregate amount such that, after giving pro forma effect to such incurrence, (x) if such additional amounts are secured on a pari passu basis with the first lien obligations under our Senior Credit Facilities, our consolidated first lien net leverage ratio does not exceed 4.90 to 1.00, (y) if such additional amounts are secured on a junior lien basis to the first lien obligations under our Senior Credit Facilities, our consolidated secured net leverage ratio does not exceed 5.75 to 1.00 and (z) if such additional amounts are unsecured, either our consolidated total net leverage ratio does not exceed 6.00 to 1.00 or we could

Change Healthcare Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share amounts)

incur at least $1.00 of additional indebtedness under a consolidated interest coverage ratio test under our Senior Credit Facilities of 2.00 to 1.00. The lenders under the Senior Credit Facilities are not obligated to provide any such incremental commitments or loans, which are uncommitted, and any such addition of or increase in commitments or loans are subject to obtaining commitments and certain customary conditions precedent in our Senior Credit Facilities.

Borrowings under the Senior Credit Facilities bear interest at a rate equal to either (i) LIBOR for the relevant interest period, adjusted for statutory reserve requirements (the Term Loan Facility is subject to a floor of 1.0% per year and the Revolving Facility is subject to a floor of 0.0% per year), plus an applicable margin or (ii) a base rate equal to the highest of (a) the rate of interest in effect as publicly announced by the administrative agent as its prime rate, (b) the federal funds effective rate plus 0.5% and (c) adjusted LIBOR for an interest period of one month plus 1.0% (the Term Loan Facility may be subject to a floor of 2.0% per year), in each case, plus an applicable margin.

In addition to paying interest on outstanding principal, under the Revolving Facility, we are required to pay a commitment fee of 0.375% per year based on the unutilized commitments thereunder. We must also pay customary letter of credit fees and an annual administrative agency fee.

The Senior Credit Facilities requires us to prepay outstanding term loans, subject to certain exceptions, with:

•

50% of the Company’s annual Excess Cash Flow (as defined in the Senior Credit Facilities) commencing with the first full fiscal year completed after the closing of the Senior Credit Facilities (percentage is reduced to 25% and 0% if we achieve and maintain specified first lien net leverage ratios), subject to certain credits and exceptions;

•

100% of the net cash proceeds of non-ordinary course asset sales or other dispositions of property, including insurance condemnation proceeds (percentage is reduced to 50%, 25% and 0% if we achieve and maintain specified first lien net leverage ratios), subject to certain exceptions, in excess of a minimum threshold and subject to our right to reinvest the proceeds; and

•	100% of the net cash proceeds of any incurrence of debt by the Company, other than proceeds from debt permitted per the terms of the Senior Credit Facilities.

The foregoing mandatory prepayments will be applied, subject to certain exceptions, to the term loans outstanding under the Senior Credit Facilities then outstanding as directed by us.

We may voluntarily repay outstanding loans or reduce outstanding commitments under the Senior Credit Facilities at any time without premium or penalty, subject to reimbursements of the lenders’ redeployment costs actually incurred in the case of a prepayment of LIBOR borrowings prior to the last day of the relevant interest period. Voluntary prepayments may be applied to the scheduled installments of principal of the Term Loan Facility in any order and applied to any class of loans.

The Term Loan Facility amortizes in equal quarterly installments in aggregate annual amounts equal to 1.0% of the principal amount outstanding, with the balance being payable at maturity. Principal amounts outstanding under the Revolving Facility are due and payable in full at maturity. We do not have any remaining quarterly amortization payments.

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

In June 2020, we repaid our outstanding Revolving Facility balance of $250,000. The Revolving Facility has a total borrowing capacity of $785,000 less outstanding letters of credit which totaled $6,194 and $5,118 at March 31, 2021 and 2020, respectively. This leaves $778,806 and $529,882 available for borrowing as of March 31, 2021 and 2020, respectively.

During the fiscal year 2021, we repaid $315,000 on our Term Loan Facility and recognized a Loss on extinguishment of debt of $8,924 in our consolidated statement of operations.

As of March 31, 2021, we were in compliance with all of the applicable covenants under the Senior Credit Facilities.

Senior Notes

Our long-term indebtedness also includes 5.75% senior notes due March 1, 2025 (the “Senior Notes”) with interest payable semi-annually on March 1 and September 1 of each year. In April 2020, we issued an additional $325,000 aggregate principal amount of 5.75% Senior Notes due 2025 (the “Notes”) and incurred issuance costs of $6,161. The notes were issued as part of the same series as the $1,000,000 Senior Notes in February 2017.

We may redeem the Senior Notes, in whole or in part, at any time on or after March 1, 2020 at the applicable redemption price, plus accrued and unpaid interest.

If we experience specific kinds of changes in control (including the closing of the UHG Transaction), we must offer to purchase the Senior Notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest.

The Senior Notes are senior unsecured obligations and rank equally in right of payment with all of our existing and future indebtedness and senior in right of payment to all of our existing and future subordinated indebtedness. Our obligations under the Senior Notes are guaranteed on a senior basis by all of our existing and subsequently acquired or organized wholly owned U.S. restricted subsidiaries that guarantee the Senior Credit Facilities. The Senior Notes and the related guarantees are effectively subordinated to our existing and future secured obligations and that of our affiliate guarantors to the extent of the value of the collateral securing such obligations and are structurally subordinated to all existing and future indebtedness and other liabilities of any of our subsidiaries that do not guarantee the Senior Notes.

As of March 31, 2021, we were in compliance with all of the applicable covenants under the Senior Notes.

Change Healthcare Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share amounts)

Tangible Equity Unit Senior Amortizing Note

See Note 16, Tangible Equity Units, for information.

Other

From time to time, we enter into deferred financing arrangements with certain vendors. The obligations under such arrangements are recorded at the present value of the scheduled payments. Such future payments totaled approximately $16,346 and $21,454 at March 31, 2021 and 2020, respectively.

In addition, we have certain finance lease obligations that are classified as debt as discussed in Note 7, Leases.

Aggregate Future Maturities

The aggregate amounts of future maturities by fiscal year under long-term debt arrangements are as follows:

2022	$27,339
2023	9,416
2024	3,494,961
2025	1,325,372
2026	—
Thereafter	—

Total	$4,857,088

14. Interest Rate Cap Agreements

Risk Management Objective of Using Derivatives

We are exposed to certain risks arising from both our business operations and economic conditions. We principally manage exposures to a wide variety of business and operational risks through management of core business activities. We manage economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources and duration of debt funding and the use of derivative financial instruments. Specifically, we enter into derivative financial instrument contracts to manage differences in the amount, timing and duration of known or expected cash receipts and known or expected cash payments principally related to existing borrowings.

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

At March 31, 2021, each of our outstanding interest rate cap agreements were designated as cash flow hedges of interest rate risk and were determined to be highly effective.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. We estimate that $1,935 will be reclassified as an increase to interest expense within one year.

The fair value of derivative instruments is as follows:

	Fair Values of Derivative Financial Instruments Asset (Liability)
Derivative financial instruments designated as hedging instruments:	Balance Sheet Location	March 31, 2021	March 31, 2020
Interest rate cap agreements	Accrued expenses	$(22,360)	$(28,131)
Interest rate cap agreements	Other long-term liabilities	(365)	(19,277)

Total		$(22,725)	$(47,408)

Effect of Derivative Instruments on the Statement of Operations

The effect of the derivative instruments on the consolidated statements of operations is as follows:

Derivative financial instruments in cash flow hedging relationships:	Year Ended March 31, 2021	Year Ended March 31, 2020	Year Ended March 31, 2019
Gain (loss) related to derivative financial instruments recognized in other comprehensive income (loss)	$(4,855)	$(1,361)	$—

Gain (loss) related to portion of derivative financial instruments reclassified from accumulated other comprehensive income (loss) to interest expense	$1,202	$(22)	$—

Credit Risk-Related Contingent Features

We have agreements with each of our derivative counterparties providing that if we default on any of our indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender, then we also could be declared in default on our derivative obligations.

As of March 31, 2021, the termination value of derivative financial instruments in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, was $23,063. If we had defaulted on any of our indebtedness at March 31, 2021, we could have been required to settle our obligations under the agreements at this termination value. We do not offset any derivative financial instruments and the derivative financial instruments are not subject to collateral posting requirements.

Change Healthcare Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share amounts)

15. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table below summarizes our assets and liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Total	Quoted in Identical Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance at March 31, 2021:
Interest rate cap agreements	$(22,725)	$—	$(22,725)	$—
Contingent consideration obligation	—	—	—	—

Total	$(22,725)	$—	$(22,725)	$—

Balance at March 31, 2020:
Interest rate cap agreements	$(47,408)	$—	$(47,408)	$—
Contingent consideration obligation	(3,000)	—	—	(3,000)

Total	$(50,408)	$—	$(47,408)	$(3,000)

Derivative Financial Instruments

The valuation of our derivative financial instruments is determined using widely accepted valuation techniques, including a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair value of the interest rate cap agreements is determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities.

We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we consider the impact of netting and any applicable credit enhancements. We measure the credit risk of our derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments utilize Level 3 inputs to evaluate the likelihood of both our own default and counterparty default. As of March 31, 2021, we determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives and therefore, the valuations are classified in Level 2 of the fair value hierarchy.

Contingent Consideration

Prior to December 31, 2020, the valuation of our contingent consideration obligations was determined using a discounted cash flow method that involved a Monte Carlo simulation. This analysis reflects the contractual

Change Healthcare Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share amounts)

terms of the purchase agreements (i.e., minimum and maximum payments, length of earn-out periods, manner of calculating amounts due, etc.) and utilizes assumptions with regard to future cash flows that were determined using a Monte Carlo simulation which were then discounted to present value using an appropriate discount rate. Significant increases in future revenue assumptions would have resulted in a higher fair value measurement while an increase in the discount rate would have resulted in a lower fair value measurement. The measurement period ended December 31, 2020 at which point no obligations remained and the contingent consideration was reduced to zero.

The table below presents a reconciliation of the fair value of the liabilities that use significant unobservable inputs (Level 3):

Year Ended March 31, 2021
Balance at beginning of period	$(3,000)
Gain (loss) included in contingent consideration	3,000

Balance at end of period	$—

The contingent consideration obligation was acquired as part of the Merger and there was no significant activity for the year ended March 31, 2020.

Assets and Liabilities Measured at Fair Value upon Initial Recognition

The carrying amount and the fair value of financial instruments held as of March 31, 2021 and 2020 were as follows:

	March 31, 2021		March 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$113,101	$113,101	$410,405	$410,405
Investment in business purchase option	$—	$—	$146,500	$146,500
Senior Credit Facilities (Level 2)	$3,405,552	$3,488,883	$3,682,457	$3,452,687
Senior Notes (Level 2)	$1,318,079	$1,351,500	$997,772	$950,000
Debt component of tangible equity units (Level 2)	$20,345	$21,435	$35,431	$34,806

As described in Note 10, Goodwill and Intangible Assets, our prior year goodwill impairment analysis utilized Level 3 inputs in determining reporting unit fair values. Additionally, the assets acquired and liabilities assumed as part of business acquisitions were recorded at fair value upon initial recognition. See Note 4, Business Combinations, for additional information.

16. Tangible Equity Units

In July 2019, we completed our offering of 5,750,000 TEUs. Total proceeds, net of underwriting discounts, were $278,875. Each TEU, which has a stated amount of $50, is comprised of a stock purchase contract and a senior amortizing note due June 30, 2022. We allocated the proceeds from the issuance of the TEUs to equity and debt based on the relative fair values of the respective components of each TEU. The value allocated to the stock purchase contracts is reflected net of issuance costs in additional paid in capital. The value allocated to the senior

Change Healthcare Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share amounts)

amortizing notes is reflected in debt on the consolidated balance sheets. Issuance costs, reflected as a reduction of the face amount of the amortizing notes, are being accreted to the face amount of the debt under the effective interest method.

The aggregate values assigned upon issuance of the TEUs, based on the relative fair value of the respective components of each TEU, were as follows:

	Equity Component	Debt Component	Total
Price per TEU	$41.7622	$8.2378	$50.00
Gross proceeds	240,133	47,367	287,500
Issuance costs	(7,204)	(1,421)	(8,625)

Net proceeds	$232,929	$45,946	$278,875

Each senior amortizing note has an initial principal amount of $8.2378 and bears interest at 5.5% per year. On each March 30, June 30, September 30 and December 30, we pay equal quarterly cash installments of $0.7500 per amortizing note (except for the September 30, 2019 installment payment, which was $0.7417 per amortizing note). Each installment constitutes a payment of interest and partial payment of principal. Unless settled earlier, each purchase contract will automatically settle on June 30, 2022. Holders of the purchase contracts may elect to early settle prior to June 30, 2022 at the minimum settlement rate, resulting in the holder receiving the minimum number of shares for that purchase contract. We will deliver between a minimum of 15,492,315 shares and a maximum of 18,590,682 shares of common stock, subject to adjustment, based on the Applicable Market Value (as defined below) of common stock as described below:

•	If the Applicable Market Value is greater than $15.60 per share, holders will receive 3.2051 shares of common stock per purchase contract.

•

If the Applicable Market Value is less than or equal to $15.60 per share but greater than or equal to $13.00 per share, the holder will receive a number of shares of common stock per purchase contract equal to $50, divided by the Applicable Market Value; and

•	If the Applicable Market Value is less than $13.00 per share, the holder will receive 3.8461 shares of common stock per purchase contract.

The Applicable Market Value is defined as the arithmetic average of the volume weighted average price per share of common stock over the twenty consecutive trading day period immediately preceding the balance sheet date, or June 30, 2022, for settlement of the stock purchase contracts.

The minimum shares to be issued are included in the calculation of basic net income (loss) per share. The difference between the minimum shares and the maximum shares are potentially dilutive securities, and accordingly, are included in the diluted net income (loss) per share on a pro rata basis to the extent the Applicable Market Value is higher than $13.00 but is less than $15.60 at period end.

After the initial issuance date, we may elect to have the purchase contracts settled prior to the mandatory settlement date, June 30, 2022. Upon settlement, each purchase contract will be settled for common stock equal to 3.2051 shares of common stock per purchase contract.

In the event of certain types of changes in control (including the consummation of the UHG Transaction) or other specified Reorganization Events (as defined in the TEU agreements), each outstanding purchase contract

Change Healthcare Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share amounts)

will convert to a contract entitling the holder to receive cash or other assets that holders of the Company’s common stock are entitled to receive in the Reorganization Event. The amount of cash or other assets each holder is entitled to following a Reorganization Event is based on the Applicable Market Value and the corresponding settlement rate in effect at the time.

The following table summarizes TEU activity:

Tangible Equity Units
Outstanding at March 31, 2019	—
Issued	5,750,000
Conversions	(612,655)

Outstanding at March 31, 2020	5,137,345
Conversions	(303,700)

Outstanding at March 31, 2021	4,833,645

17. Equity Method Investment in Change Healthcare LLC

Equity Method Investment in Change Healthcare LLC

In connection with the creation of the Joint Venture in March 2017, we exchanged our 45.615% investment in Change Healthcare Performance, Inc. (“Legacy CHC “) for 30% of the membership units of the Joint Venture. At this time, the Joint Venture issued debt and used the proceeds to acquire the remaining 54.385% of Legacy CHC.

In March 2017, the fair value of the Joint Venture was determined using a combination of the income and the market valuation approaches. Under the income approach, a discounted cash flow model was used in which cash flows anticipated over several periods, plus a terminal value at the end of that time horizon, were discounted to their present value using an expected rate of return. Under the market approach, valuation multiples of reasonably similar publicly traded companies or guideline companies were applied to the Joint Venture’s operating results. These valuation approaches were considered a Level 3 fair value measurement because they required complex assumptions and judgments by management in projecting future operating results, selecting guideline companies for comparisons, determining appropriate market value multiples, selecting the discount rate to measure the risks inherent in the future cash flows and assessing the business’s life cycle and the competitive trends impacting the business, including considering technical, legal, regulatory, or economic barriers to entry.

Following our initial public offering in July 2019, the Company contributed the offering proceeds to the Joint Venture in exchange for 49,285,713 additional units of the Joint Venture, representing approximately 11% of additional ownership interest. As a result of the additional ownership interest acquired, the Company measured additional basis differences based on the fair value of the Joint Venture’s assets and liabilities as of the date of the initial public offering using valuation approaches substantially similar to those used at creation of the Joint Venture.

Prior to the Merger on March 10, 2020, we accounted for our investment in the Joint Venture using the equity method of accounting. During the period from April 1, 2019 to March 10, 2020, and the year ended March 31, 2019, we recorded a proportionate share of the loss from this investment of $380,713, $70,487, respectively, which included transaction and integration expenses incurred by the Joint Venture and basis adjustments, including amortization expenses, associated with equity method intangible assets. The amounts are

Change Healthcare Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share amounts)

included in Loss from Equity Method Investment in the Joint Venture in the consolidated statements of operations.

Following completion of the Merger, we consolidate the Joint Venture and no longer account for our ownership interest as an equity method investment.

Summarized financial information of the Joint Venture is as follows:

Statement of Operations Data:	Period of April 1, 2019 to March 10, 2020	Year Ended March 31, 2019
Total revenue	$3,092,875	$3,281,729
Cost of operations (exclusive of depreciation and amortization)	$1,263,244	$1,354,655
Customer postage	$215,448	$238,618
Net income (loss)	$123,771	$176,670

Balance Sheet Data:		March 10, 2020
Current assets		$1,339,908
Long-term assets		$5,187,220
Current liabilities		$1,112,875
Long-term liabilities		$5,185,304

Other Investments

At the time of our initial public offering, we invested in a unit purchase contract and a debt instrument of the Joint Venture on terms that substantially mirror the economics of the TEUs (see Note 16, Tangible Equity Units). Prior to the Merger, we accounted for these mirror arrangements as investments in debt and equity securities. After the Merger, our investments in the TEUs of the Joint Venture are eliminated in consolidation.

The following table presents a reconciliation of the activity related to the other investments:

Year Ended March 31, 2020
Balance at beginning of period	$—
Acquisition of forward purchase contracts	232,928
Acquisition of available-for-sale debt securities	45,946
Receipt of payments on debt securities	(7,332)
Change in fair value of forward purchase contracts	14,836
Change in fair value of debt securities	1,489
TEU conversions of forward purchase contracts	(31,000)
Settlement of investment in forward purchase contracts (1)	(216,764)
Elimination of investment in debt securities (2)	(40,103)

Balance at end of period	$—

(1)	Amount is included as part of the Merger purchase price. See Note 4, Business Combinations for additional information.
(2)	Amount is eliminated as part of consolidation.

Change Healthcare Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share amounts)

18. Incentive Compensation Plans

Prior to the Merger, we provided equity awards to employees of the Joint Venture which were subject to the accounting framework for awards granted to non-employees. Under this framework, we recognized stock compensation expense within Loss from Equity Method Investment in the Joint Venture on the consolidated statements of operations for our proportionate amount of stock compensation expense included in the operating results of the Joint Venture as well as the amount funded for the benefit of the McKesson member.

Upon closing of the UHG Transaction, existing awards will generally convert to equivalent UHG awards with consistent vesting provisions. Certain awards will vest upon closing of the UHG Transaction per the terms of the UHG Agreement.

Legacy CHC Equity Plan

In connection with the creation of the Joint Venture, we assumed and amended the Legacy CHC Equity Plan. Pursuant to the amended Legacy CHC Equity Plan, 37.9 million shares of the Company’s common stock have been reserved for the issuance of equity awards to employees, directors and consultants of the Joint Venture and its affiliates.

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

Replacement Awards

In connection with the creation of the Joint Venture, we were obligated to either assume obligations related to existing equity awards or issue substantially equivalent equity awards. We elected to issue replacement awards with terms generally identical to the awards which were replaced. Because the stock of eRx Network and the 2017 Tax Receivable Agreement were distributed to Legacy CHC stockholders immediately prior to the creation of the Joint Venture, certain participants in the Legacy CHC Equity Plan also received equity awards in eRx Network and the right to receive a cash payment related to a proportionate value of the 2017 Tax Receivable Agreement.

Replacement awards granted under the Legacy CHC Equity Plan consisted of one, or a combination of, time-vested awards and/or performance-based awards.

Vested Awards:

•

Tier I Time-Vesting Awards became immediately vested in connection with the creation of the Joint Venture, 54.4% of which were liquidated for cash at the creation. The remaining 45.6% were exchanged for vested options of the Company with exercise prices and expiration terms that correspond with those of the original grant to Legacy CHC Equity Plan participants (“Replacement Time-Vesting Options”). These Legacy CHC Equity Plan participants also received vested options in eRx Network with exercise prices equal to 25% of the fair value of the eRx Network stock and a cash payment related to the proportionate value of the 2017 Tax Receivable Agreement at the time of the creation of the Joint Venture.

Change Healthcare Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share amounts)

•

Tier II Time-Vesting Awards immediately vested when the Joint Venture was formed but because the original exercise price of these awards was greater than the fair value of the stock at the time of the creation of the Joint Venture, none of the awards were liquidated and they were replaced with vested Replacement Time-Vesting Options with an exercise price equal to the original exercise price reduced by the fair value of one share of eRx Network stock.

•

2.0x Exit-Vesting Awards immediately vested when the Joint Venture was formed as a result of meeting the specified performance and market conditions outlined in the original award terms. As with the Tier I Time-Vesting Awards, 54.4% were liquidated for cash upon the closing. The remaining 45.6% of such options were exchanged for vested Replacement Time-Vesting Options with exercise prices and expiration terms that correspond with those of the original grant to the Legacy CHC Equity Plan participants. The participants also received vested options in eRx Network with exercise prices equal to 25% of the fair value of the eRx Network stock and a cash payment related to the proportionate value of the 2017 Tax Receivable Agreement at the time of the creation of the Joint Venture.

The following table summarizes Replacement Time-Vesting Option activity for the year ended March 31, 2021:

	Replacement Time-Vesting Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at April 1, 2020	3,458,744	$11.95	3.3	$4,083
Exercised	(778,441)	$10.64	—	$4,906
Forfeited	(196,221)	$18.67	—	$673

Outstanding at March 31, 2021	2,484,082	$11.83	2.4	$25,517

Exercisable at March 31, 2021	2,484,082	$11.83	2.4	$25,517

Unvested Awards: Certain awards granted by Legacy CHC contained conditions that were not satisfied at the time of the creation of the Joint Venture. These awards generally vest subject to the employee’s continued employment through the date when Blackstone has sold at least 25% of its shares of Legacy CHC (i.e., a liquidity event) and achieved specified rates of return that vary by award. When the Joint Venture was formed, these unvested equity awards were replaced with unvested restricted stock (“Replacement Exit-Vesting Restricted Stock”) with an aggregate intrinsic value and vesting conditions which were identical to the original awards. We estimated the fair value of the Replacement Exit-Vesting Restricted Stock using the Monte Carlo Simulation pricing model. Legacy CHC Equity Plan participants also received unvested restricted stock of eRx Network and a right, contingent upon vesting of the awards, to receive a future cash payment related to the proportionate value of the 2017 Tax Receivable Agreement.

Change Healthcare Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share amounts)

As of March 31, 2021, unrecognized expense related to the Replacement Exit-Vesting Restricted Stock was $0. The following table summarizes Replacement Exit-Vesting Restricted Stock activity for the year ended March 31, 2021:

	Replacement Exit-Vesting Restricted Stock	Weighted Average Grant Date Fair Value
Unvested at April 1, 2020	1,005,718	$12.87
Canceled	(83,466)	$12.63

Unvested at March 31, 2021	922,252	$12.89

Time-Vesting and Exit Vesting Options

Time-vesting options were granted with an exercise price equal to the fair value of the common stock on the date of grant and generally vest in equal 25% installments on the first through fourth anniversaries of the designated vesting start date, subject to the awardholders’ continued employment through the vesting date. We estimated the fair value of the time-vesting options using the Black-Scholes option pricing model. As of March 31, 2021, unrecognized expense related to the time-vesting options was $4,295 which is expected to be recognized over a weighted average period of 0.7 years.

Exit-vesting options were granted with an exercise price equal to the fair value of the common stock on the date of grant and vest, subject to the award holder’s continued employment through the vesting date, on the earlier of (i) the date that affiliates of Blackstone sell 25% of the equity interests of the Joint Venture held by it on March 1, 2017 (the “Transaction Date”) at a specified weighted average price per share and McKesson distributes more than 50% of the equity interests of the Joint Venture held by it on the Transaction Date or (2) McKesson and affiliates of Blackstone collectively sell more than 25% of the aggregate equity interests held by McKesson and Blackstone on the Transaction Date at a specified weighted average price per share.

In May 2018, the terms of the exit-vesting options and Replacement Exit-Vesting Restricted Stock were modified to permit, in addition to existing vesting provisions, vesting to occur in three equal installments commencing on the earlier of the date that (i) affiliates of Blackstone sell more than 25% of the equity interests of the Joint Venture held by it on the Transaction Date and McKesson distributes more than 50% of the equity interests of the Joint Venture held by it on the Transaction Date or (ii) McKesson and affiliates of Blackstone collectively sell more than 25% of the aggregate equity interests held by McKesson and Blackstone on the Transaction Date. No effect on compensation expense was recognized in connection with this modification as the vesting of the affected awards remained not probable following the modification. We estimated the fair value of the exit-vesting options using the Monte Carlo Simulation option pricing model. We will not record compensation expense for these awards until the exit-vesting provisions occur. As of March 31, 2021, unrecognized expense related to the exit-vesting options was $28,008.

Change Healthcare Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share amounts)

The following table summarizes outstanding time-vesting and exit-vesting option activity for the year ended March 31, 2021:

	Awards		Weighted Average Exercise Price		Weighted Average Remaining Contractual Term		Aggregate Intrinsic Value
	Time- Vesting Options	Exit- Vesting Options	Time- Vesting Options	Exit- Vesting Options	Time- Vesting Options	Exit- Vesting Options	Time- Vesting Options	Exit- Vesting Options
Outstanding at April 1, 2020	5,732,247	5,254,104	$18.99	$18.99	7.6	7.6	$—	$—
Exercised	(410,632)	—	$18.99	$—	—	—	$1,754	$—
Forfeited	(257,467)	(503,477)	$18.99	$18.99	—	—	$906	$1,567

Outstanding at March 31, 2021	5,064,148	4,750,627	$18.99	$18.99	6.6	6.6	$15,764	$14,774

Exercisable at March 31, 2021	4,426,522	—	$18.99	$—	6.6	—	$13,781	$—

The following table summarizes unvested time-vesting and exit-vesting option activity for the year ended March 31, 2021:

	Time-Vesting Options		Exit-Vesting Options
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at April 1, 2020	1,988,559	$9.78	5,254,104	$5.90
Granted	—	—	—	—
Cancelled	(118,428)	$9.78	(503,477)	$5.90
Vested	(1,232,505)	$9.78	—	—

Unvested at March 31, 2021	637,626	$9.78	4,750,627	$5.90

Valuation Assumptions

The following table summarizes the weighted average fair value of awards using the Black-Scholes and Monte Carlo Simulation option pricing models, as appropriate, and the weighted average assumptions used to develop the fair value estimates under each of the valuation models for the year ended March 31, 2019. There were no new options granted during the years ended March 31, 2021 and 2020.

	Time-Vesting Options	Exit-Vesting Options	Replacement Exit-Vesting Restricted Stock
Year Ended March 31, 2019:
Weighted average fair value	$9.78	$5.90	$12.80
Expected dividend yield	—%	—%	—%
Expected volatility	52.5%	52.9%	62.2%
Risk-free interest rate	2.2%	2.2%	2.3%
Expected term (years)	4.5	5.1	1.9

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

Omnibus Incentive Plan

Long-term Incentive Plan Awards

Effective as of our initial public offering, we adopted the Change Healthcare Inc. 2019 Omnibus Incentive Plan (the “Omnibus Incentive Plan”) pursuant to which 25.0 million shares of common stock have been reserved for issuance to employees, directors and consultants.

In connection with the Omnibus Incentive Plan, during the years ended March 31, 2021 and 2020, we granted to our employees and directors one or a combination of time-vesting restricted stock units, performance stock units, cash settled restricted stock units and time-vesting deferred stock units, under vesting terms that generally vary from one to four years from the date of grant. The fair value of each of these awards was determined on a per share basis based on our closing stock price on the date of grant. Each of these instruments are described below.

Restricted Stock Units (“RSUs”) – The RSUs are subject to either a graded vesting schedule over four years, or a one- or four- year cliff vesting schedule, depending on the terms of the specific award. Certain RSUs were granted with accelerated vesting terms, in which 50% of the RSUs will vest on the first anniversary of the vesting commencement date and 25% of the RSUs will vest on each of the second and third anniversaries of the vesting commencement date. Upon vesting, RSUs are exchanged for shares of common stock.

Performance Stock Units (“PSUs”) – The PSUs consist of two tranches, one for which the quantity of awards expected to vest varies based on the Company’s compound annual revenue growth rate over a three-year period in comparison to a target percentage and one for which the quantity of awards expected to vest varies based on the Company’s compound annual adjusted EBITDA growth rate over a three-year period in comparison to a target percentage. The awards granted during the year ended March 31, 2020 that are earned upon satisfaction of the performance conditions vest on the fourth anniversary of the vesting commencement date of the award (i.e., continued service is required beyond the satisfaction of the performance condition prior to vesting). The awards granted during the year ended March 31, 2021 that are earned upon satisfaction of the performance conditions vest on the third anniversary of the vesting commencement date of the award. We recognize compensation expense for PSUs based on the number of awards that are considered probable to vest. Recognition of expense is based on the probability of achievement of performance targets and is periodically reevaluated.

Cash Settled Restricted Stock Units (“CSRSUs”) – The CSRSUs are expected to vest ratably over one or three years, depending on the terms of the specific award. Upon vesting, we are required to pay cash in

Change Healthcare Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share amounts)

settlement of such CSRSUs based on their fair value at the vesting date. As such, these awards are classified as liabilities and are recorded as Accrued liabilities on our consolidated balance sheets. During the years ended March 31, 2021 and 2020, we made cash payments of $2,273 and $0 to settle Cash Settled Restricted Stock Units upon vesting.

Deferred Stock Units (“DSUs”) – The DSUs vest 100% upon the one-year anniversary of the date of grant. Unlike the RSUs, the DSUs are exchanged for shares of the Company’s common stock following the participant’s separation from service.

The following table summarizes the Long-term Incentive Plans activity for the years ended March 31, 2021:

	Restricted Stock Units		Deferred Stock Units		Cash Settled Restricted Stock Units		Performance Stock Units
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at April 1, 2020	4,468,089	$13.53	45,704	$15.06	477,561	$14.35	965,689	$14.34
Granted	11,579,143	$17.68	86,916	$11.93	172,524	$11.93	1,177,152	$14.26
Cancelled	(795,515)	$12.63	—	—	(41,757)	$13.19	(84,311)	$13.75
Vested (1)	(1,131,199)	$13.63	(45,704)	$15.06	(173,816)	$14.39	—	—

Unvested at March 31, 2021	14,120,518	$16.98	86,916	$11.93	434,512	$13.49	2,058,530	$14.32

(1)

During the year ended March 31, 2021, 45,704 Deferred Stock Units vested. However, these holders of these awards do not receive shares of common stock in exchange for these DSUs until they leave their position as described above.

eRx Awards

Upon completion of the eRx acquisition all outstanding eRx equity awards were canceled. Holders of eRx stock options and vested eRx stock appreciation rights were able to elect to receive consideration in the form of a cash payment or vested stock appreciation rights of the Company (“eRx vested SARs”). There were 478,180 of eRx vested SARs granted in conjunction with the eRx acquisition. These awards will remain outstanding until the individual holders exercise their award but are fully vested. As such, these eRx vested SARs are excluded from the unvested awards table below. For individuals with unvested eRx equity awards, we elected to issue replacement awards with vesting and exercisability terms generally identical to the existing eRx awards which were replaced. These replacement awards were granted under the Omnibus Incentive Plan and consisted of unvested restricted share units (“eRx RSUs”) and unvested stock appreciation rights (“eRx unvested SARs”) with terms identical to the original eRx awards. The awards vest subject to the employee’s continued employment through the date when Blackstone has sold at least 25% of the maximum number of shares held by it (i.e., a liquidity event) and achieved specified rates of return that vary by award. Upon vesting and upon exercise of the outstanding eRx vested SARs, we are required to pay cash in settlement of such eRx awards based on their fair value at the vesting date. As such, these awards are classified as liabilities and are recorded as Accrued liabilities on our consolidated balance sheets.

Change Healthcare Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share amounts)

The following table summarizes the eRx Awards activity for the years ended March 31, 2021:

	eRx Restricted Stock Units		eRx Unvested Stock Appreciation Rights
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at April 1, 2020	—	—	—	—
Granted	262,071	$11.04	11,439	$11.04
Cancelled	(18,238)	$11.04	—	$11.04
Vested	—	—	—	—

Unvested at March 31, 2021	243,833	$11.04	11,439	$11.04

At March 31, 2021, aggregate unrecognized compensation expense related to awards granted under the Omnibus Incentive Plan was $239,038 which is expected to be recognized over a weighted average period of 1.8 years.

Equity Compensation Expense

The following is a summary of equity compensation expense. Prior to the Merger, no net equity compensation expense was recognized in the Change Healthcare Inc. financial statements due to a requirement of the Change Healthcare LLC agreement. As such, equity compensation for the years ended March 31, 2020 and 2019 was immaterial:

	Year-Ended March 31, 2021	Year-Ended March 31, 2020	Year-Ended March 31, 2019
Equity compensation expense	$59,016	$1,701	$—
Deferred tax benefit recognized	$7,336	$166	$—
Actual tax benefit recognized	$6,067	$152	$—

19. Retirement Plans and Other Postretirement Benefits

Defined Contribution Plans

Employees may participate in one of our 401(k) plans, which provide for matching contributions. Expenses related to these 401(k) plans were $30,931 for the year ended March 31, 2021 and were immaterial for the years ended March 31, 2020 and 2019.

Deferred Compensation Plans

Certain of our employees are eligible to participate in deferred compensation plans. Pursuant to these deferred compensation plans, certain executives and other highly compensated employees may defer a portion of their salaries and incentive compensation at their discretion.

The following table summarizes the liabilities related to this plan:

Balance Sheet Location	March 31, 2021	March 31, 2020
Accrued expenses	$1,746	$1,772
Other long-term liabilities	18,860	15,880

Total deferred compensation	$20,606	$17,652

Change Healthcare Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share amounts)

Post-employment Benefits

We generally offer post-employment benefits to its employees in the case of certain employee termination events consisting of severance and outplacement services. The extent of such benefits varies based on employee title and accumulates based on the respective employee’s years of service. Due to the episodic nature of severance benefit history and the inability to reasonably predict future termination events, no accrual for accumulating severance benefits is accrued until the point that the payment of a severance benefit is probable and can be reasonably estimated. As of March 31, 2021 and 2020, we recognized liabilities related to these benefits of $1,960 and $5,927, respectively.

20. Tax Receivable Agreements

Upon the consummation of the Merger, we assumed obligations related to certain tax receivable agreements (collectively, the “tax receivable agreements”) entered into by the Joint Venture with its current and former owners. Depending on whether the respective tax receivable agreements were assumed as part of the Merger or became effective as result of the Merger, the liabilities related to the tax receivable agreements are subject to differing accounting models as explained below.

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

McKesson Tax Receivable Agreement

In connection with the closing of the Merger, we, along with the Joint Venture, the subsidiaries of McKesson that served as members of the Joint Venture and McKesson entered into a tax receivable agreement (the “McKesson Tax Receivable Agreement”). The McKesson Tax Receivable Agreement generally requires payment to affiliates of McKesson of 85% of certain cash tax savings realized (or, in certain circumstances, deemed to be realized) in periods ending on or after the date on which McKesson ceases to own at least 20% of the Joint Venture as a result of (i) certain amortizable tax basis in assets transferred to the Joint Venture at the Contribution Agreement Closing and (ii) imputed interest deductions and certain other tax attributes arising from payments under the McKesson Tax Receivable Agreement.

Change Healthcare Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share amounts)

Future Tax Receivable Agreement Payments

Based on facts and circumstances at March 31, 2021, we estimate the aggregate payments due under our tax receivable agreements in future fiscal years to be as follows:

	Related Party Tax Receivable Agreements	McKesson Tax Receivable Agreement	Other Tax Receivable Agreements	Total
2022	$10,766	$189	$10,457	$21,412
2023	11,392	24,748	10,761	46,901
2024	10,626	16,478	10,295	37,399
2025	37,213	20,052	16,557	73,822
2026	46,623	57,196	19,350	123,169
Thereafter	63,323	39,785	49,777	152,885

Gross expected payments	179,943	158,448	117,197	455,588
Less: Amounts representing discount	(66,026)	—	(35,917)	(101,943)

Total tax receivable agreement obligations	113,917	158,448	81,280	353,645
Less: Current portion due	(10,766)	(189)	(10,457)	(21,412)

Tax receivable agreement long-term obligations	$103,151	$158,259	$70,823	$332,233

The timing and/or amount of aggregate payments due may vary based on a number of factors, including the amount of net operating losses and income tax rates. The amount of aggregate payments shown above do not reflect any potential impacts from the UHG Transaction.

21. Income Taxes

The income (loss) before income tax provision (benefit) includes the following components:

	Year Ended March 31, 2021	Year Ended March 31, 2020	Year Ended March 31, 2019
Domestic (U.S.)	$(145,328)	$(1,091,272)	$(70,607)
Foreign	(2,069)	421	—

Total	$(147,397)	$(1,090,851)	$(70,607)

Change Healthcare Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share amounts)

The income tax provision (benefit) was as follows:

	Year Ended March 31, 2021	Year Ended March 31, 2020	Year Ended March 31, 2019
Current:
U.S. Federal	$2,515	$—	$—
U.S. State	5,805	466	—
Foreign	2,789	102	—

Current income tax provision (benefit)	11,109	568	—

Deferred:
U.S. Federal	(47,052)	(113,523)	(15,468)
U.S. State	(1,249)	(30,297)	(3,127)
Foreign	2,005	(2)	—

Deferred income tax provision (benefit)	(46,296)	(143,822)	(18,595)

Total income tax provision (benefit)	$(35,187)	$(143,254)	$(18,595)

Effective Tax Rate

The reconciliation between the federal statutory rate and the effective income tax rate is as follows:

	Year Ended March 31, 2021	Year Ended March 31, 2020	Year Ended March 31, 2019
Statutory U.S. federal tax rate	21.0%	21.0%	21.0%
State income taxes (net of federal benefit)	(2.7)	2.1	3.5
Change in fair value of equity based awards	—	(1.2)	1.0
Look through accounting policy election	—	2.1	—
Research and development credit	11.0	0.2	1.6
Gain on sale of business	(4.4)	—	—
Foreign income taxes	(1.5)	—	—
Equity compensation	(1.3)	—	—
eRx option	2.9	—	—
Goodwill impairment charge	—	(10.8)	—
Other	(1.2)	(0.3)	(0.8)

Effective income tax rate	23.8%	13.1%	26.3%

Deferred Tax Assets and Liabilities

Prior to the Merger, we recorded deferred tax assets and liabilities using the outside basis approach and as a result of the Merger, we elected to begin recording deferred tax assets and liabilities using the look through approach. Therefore, the change in deferred tax assets and liabilities for the year ended March 31, 2020 reflects the impact of both our change in accounting as well as the impact of the Merger accounted for under ASC 805 as described in Note 4, Business Combinations. The change in accounting resulted in a reduction to our deferred tax liability of $28,576.

Change Healthcare Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share amounts)

Significant components of our deferred tax assets (liabilities) were as follows:

	March 31, 2021	March 31, 2020
Depreciation and amortization	$(1,046,755)	$(1,034,407)
Net operating losses	299,606	348,329
Tax receivable agreements obligations to related parties	67,633	68,900
Fair value of interest rate cap agreements	1,466	14,011
Accruals and reserves	60,661	15,680
Tax credits	38,138	16,629
Debt discount and interest	(6,594)	(9,661)
Equity compensation	38,289	18,560
Valuation allowance	(20,238)	(29,350)
163(j) Business interest expense limitation	2,056	23,842
Accounting method change (ASC 606 adoption)	(23,315)	(31,886)
Right of use asset	(24,262)	—
Right of use liability	27,377	—
Residual deferred tax asset	5,518	12,072
Accounts receivable	6,107	5,793
Other	(2,779)	(3,696)

Net deferred tax assets (liabilities)	$(577,092)	$(585,184)

Reported as:
Non-current deferred tax assets	28,199	30,720
Non-current deferred tax liabilities	(605,291)	(615,904)

Net deferred tax assets (liabilities)	$(577,092)	$(585,184)

At March 31, 2021, we had net operating loss carryforwards for federal and state income tax purposes of $1,033,208 and $1,518,520, respectively, which expire from 2031 through 2037 and 2022 through 2040, respectively. At March 31, 2021, we had operating loss carryforwards for foreign tax purposes of $4,117, certain of which expire starting in 2024. A portion of net operating loss carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods due to “change of ownership” provisions; however, we do not believe the limitation will impact our ability to utilize the net operating loss carryforwards.

At March 31, 2021, we had research and development (“R&D”) tax credit carryforwards for federal and state income tax purposes of $35,278 and $2,665, respectively. The federal credits expire from 2038 through 2041, while all of the state credits have an indefinite carryforward period.

We believe that it is more likely than not that the benefit from certain state and foreign net operating loss carryforwards and a residual deferred tax asset recorded under the look through approach will not be realized. In recognition of this risk, we have recorded a valuation allowance of $14,719 on the deferred tax assets related to these net operating loss carryforwards and a valuation allowance of $5,519 on the residual deferred tax asset. If recognized, the tax benefits related to any reversal of the valuation allowance on deferred tax assets will be accounted for as a reduction of income tax expense of $20,238.

Change Healthcare Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share amounts)

Unrecognized Tax Benefits

The federal, state and foreign net operating loss carryforwards and R&D tax credits within the income tax returns filed included unrecognized tax benefits. The deferred tax assets recognized for those net operating losses and R&D tax credits are presented net of unrecognized tax benefits.

A reconciliation of unrecognized tax benefits is as follows:

	Year Ended March 31, 2021	Year Ended March 31, 2020
Beginning unrecognized benefit	$56,177	$863
Decreases from prior period tax positions	—	(2)
Increases from prior period tax positions	3,010	—
Increases from current period tax positions	4,923	769
Increases from acquisition	—	54,547

Ending unrecognized benefit	$64,110	$56,177

If the above unrecognized tax benefits were recognized, $54,380 would affect the effective income tax rate.

We recognize interest income and expense (if any) related to income taxes as a component of income tax expense. We recognized interest and penalties of $121, $138 and $0 for the years ended March 31, 2021, 2020 and 2019, respectively.

We file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The U.S. federal and state income tax returns for certain subsidiaries remain subject to examination by the Internal Revenue Service for the tax years 2013 and beyond (i.e., periods prior to the Transactions). With respect to state and foreign jurisdictions, we are typically subject to examination for a number of years after the income tax returns have been filed. Although the outcome of tax audits is always uncertain, we believe that adequate amounts of tax, interest and penalties have been provided for in the consolidated financial statements for any adjustments that may be incurred due to state, local or foreign audits.

Tax Legislation Updates

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted. Included in the CARES Act are numerous income tax provisions including changes to the net operating loss rules and the business interest expense deduction rules under Code Section 163(j). The Company anticipates benefiting from the changes to the business interest expense deduction rules which temporarily increase the amount of interest expense that businesses are allowed to deduct on their tax returns by increasing the 30% Adjusted Taxable Income limitation to 50% for corporations for tax years 2019 and 2020. Such benefit resulted in an increase in the amount of deductible interest available to the Company in 2020 and 2021. However, this did not result in any immediate change to the Company’s tax position given the amount of net operating losses currently available.

In addition, the CARES Act accelerates the remaining alternative minimum tax (“AMT”) credit refund allowances resulting in taxpayers being able to immediately claim a refund in full for any AMT credit carryforwards, which should provide the Company with the accelerated receipt of its AMT credit refund of $869.

Change Healthcare Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share amounts)

22. Net Income (Loss) Per Share

The following table sets forth the computation of net income (loss) per share of common stock:

	March 31, 2021	March 31, 2020	March 31, 2019
Basic net income (loss) per share:
Numerator:
Net income (loss)	$(112,210)	$(947,597)	$(52,012)
Denominator:
Weighted average common shares outstanding	304,406,531	123,387,547	75,513,130
Minimum shares issuable under purchase contracts	16,365,258	13,609,077	—

Total weighted average shares outstanding	320,771,789	136,996,624	75,513,130

Basic net income (loss) per share	$(0.35)	$(6.92)	$(0.69)

Diluted net income (loss) per share:
Numerator:
Net income (loss)	$(112,210)	$(947,597)	$(52,012)
Denominator:
Number of shares used in basic computation	320,771,789	136,996,624	75,513,130
Weighted average effect of dilutive securities	—	—	—

Total weighted average shares outstanding	320,771,789	136,996,624	75,513,130

Diluted net income (loss) per share	$(0.35)	$(6.92)	$(0.69)

Due to their antidilutive effect, the following securities have been excluded from diluted net income (loss) per share:

	March 31, 2021	March 31, 2020	March 31, 2019
Dilutive shares issuable under purchase contracts	1,184,993	1,829,437	—
Time-Vesting Options	932,968	1,259,594	1,869,456
Restricted Share Units	—	1,345,211	—
Deferred Stock Units	99,964	20,371	—

23. Commitments

Wipro Commitment

In February 2018, the Joint Venture entered into an agreement with Wipro, LLC and Wipro Limited (jointly, “Wipro”). The original term of the agreement is ten years, with three one-year renewal options. We initially committed to purchase services from Wipro throughout the ten-year term in an aggregate amount of $1,000,000. Subsequently, in March 2020, the commitment was reduced to $975,000. Under the agreement, Wipro will provide professional services for information technology (including infrastructure, application development and maintenance), business process outsourcing, call center services and similar services. The commitment amount may be reduced if certain events occur. If we have not fully satisfied the commitment by the end of the initial ten-year term, we are required to pay Wipro 25% of the shortfall.

Change Healthcare Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share amounts)

In connection with the agreement, we have incurred and expect to continue to incur severance costs related to the transition of services currently performed by us to Wipro. We record severance liabilities when we can reliably estimate the timing and amount of such future severance costs. Accrued severance costs associated with Wipro were not material as of March 31, 2021 and 2020.

Minimum Commitments

Future minimum commitments by fiscal year as of March 31, 2021 consist of the following:

	Payments by Period
	Total	2022	2023	2024	2025	2026	Thereafter
Operating lease obligations (1)	$125,845	$37,129	$27,659	$19,378	$14,061	$9,219	$18,399
Finance lease obligations (1)	2,007	664	485	468	390	—	—
Purchase obligations (2)	1,130,094	201,077	165,802	189,835	172,494	140,330	260,556

Total contractual obligations	$1,257,946	$238,870	$193,946	$209,681	$186,945	$149,549	$278,955

(1)	We expect to receive $1,325 in the future under noncancelable subleases. See Note 7, Leases.
(2)

Amounts reflect our best estimate of the timing of future payments in instances when our commitment is for an aggregate amount of purchases over a multi-year period rather than specific annual commitments.

24. Legal Proceedings

We are subject to various claims with customers and vendors, pending and potential legal actions for damages, investigations relating to governmental laws and regulators and other matters arising out of the normal conduct of its business.

UHG Transaction Proceedings

Following the announcement of the UHG Transaction, nine lawsuits challenging the UHG Transaction were filed in various jurisdictions. The first lawsuit, a putative class action alleging breaches of fiduciary duty, was filed in Tennessee Chancery Court, and was voluntarily dismissed without prejudice on March 17, 2021. The remaining eight lawsuits were filed in federal court between March 18, 2021 and April 7, 2021. The operative complaints in those actions named us and our Board of Directors as defendants and alleged, among other things, that the proxy statement filed in conjunction with the UHG Transaction was materially incomplete and misleading in violation of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder (“Section 14(a) Actions”). All of the Section 14(a) Actions were dismissed without prejudice by April 23, 2021.

We also received written demands from purported stockholders relating to the UHG Transaction. One of the stockholders who made a written demand subsequently filed a complaint against us in the Delaware Court of Chancery on April 13, 2021 pursuant to 8. Del. C. § 220, seeking certain books and records relating to the UHG Transaction. That action, which is captioned Waterford Township Policy & Fire Retirement System v. Change Healthcare, Inc., 2021-0317, remains pending and the parties have agreed to stay our deadline to respond to the operative pleading.

Change Healthcare Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share amounts)

Government Subpoenas and Investigations

From time to time, we may receive subpoenas or requests for information from various government agencies. We generally respond to such subpoenas and requests in a cooperative, thorough and timely manner. These responses sometimes require time and effort and can result in considerable costs being incurred by the Company. Such subpoenas and requests also can lead to the assertion of claims or the commencement of civil or criminal proceedings against us and other members of the health care industry, as well as to settlements.

Other Matters

In the ordinary course of business, we are involved in various other claims and legal proceedings. While the ultimate resolution of these matters has yet to be determined, we do not believe that it is reasonably possible that their outcomes will have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

25. Related Party Transactions

Term Loans Held by Related Party

Certain investment funds managed by GSO Capital Partners LP (the “GSO-managed funds”) held a portion of the term loans under our Senior Credit Facilities. GSO Advisor Holdings LLC (“GSO Advisor”) is the general partner of GSO Capital Partners LP and Blackstone, indirectly through its subsidiaries, holds all of the issued and outstanding equity interests of GSO Advisor. As of March 31, 2021 and March 31, 2020, the GSO-managed funds held $162,189 and $151,301, respectively, in principal amount of the Senior Credit Facilities (none of which is classified within current portion of long-term debt).

Transactions with Blackstone Portfolio Companies

We provide various services to, and purchase services from, certain Blackstone portfolio companies under contracts that were executed in the normal course of business. During the year ended March 31, 2021, we recognized revenue of $3,792 related to services provided to Blackstone portfolio companies and we paid Blackstone portfolio companies approximately $18,057 related to services provided to us. The revenue recognized and amounts paid were immaterial for the years ended March 31, 2020 and 2019.

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

eRx Network Option Agreement

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

Change Healthcare Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share amounts)

Transition Services Agreements

In connection with the creation of the Joint Venture, we entered into transition services agreements with eRx. Under the agreements, we provided certain transition services to eRx in exchange for specified fees. Prior to the acquisition of eRx, we recognized $283 in transition fee income during the year ended March 31, 2021. The amounts received are included in Other, net in the consolidated statement of operations. Transition fee income was immaterial for the years ended March 31, 2020 and 2019.

26. Segment Reporting

Management views the Company’s operating results based on three reportable segments: Software and Analytics, Network Solutions and Technology-Enabled Services.

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

Change Healthcare Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share amounts)

Segment Results

Revenue and adjusted EBITDA for each of the reportable segments for the year ended March 31, 2021 are shown below. Information is reflected in the manner utilized by management to make operating decisions, assess performance and allocate resources. Such amounts include allocations of corporate shared services functions that are essential to the core operations of the reportable segments. Segment assets and related depreciation expenses are not presented to management for purposes of operational decision making, and therefore are not included in the accompanying tables.

Year Ended March 31, 2021
Segment Revenue
Software and Analytics	$1,534,926
Network Solutions	717,843
Technology-Enabled Services	869,349
Postage and Eliminations (1)	96,533
Purchase Accounting Adjustment (2)	(128,230)

Net Revenue	$3,090,421

Segment Adjusted EBITDA
Software and Analytics	$526,129
Network Solutions	377,005
Technology-Enabled Services	31,031

Adjusted EBITDA	$934,165

Reconciliation of income (loss) before tax provision (benefit) to Adjusted EBITDA
Income (loss) before income tax provision (benefit)	$(147,397)
Amortization of capitalized software developed for sale	1,326
Depreciation and amortization	591,048
Interest expense	245,241
Equity compensation	59,016
Acquisition accounting adjustments	109,743
Acquisition and divestiture-related costs	19,709
Integration and related costs	40,675
Strategic initiatives, duplicative and transition costs	21,841
Severance costs	13,184
Accretion and changes in estimate, net	11,644
Impairment of long-lived assets and other	18,190
Gain on sale of businesses	(59,143)
Contingent consideration	(3,000)
Loss on extinguishment of debt	8,924
Other non-routine, net	3,164

Adjusted EBITDA	$934,165

(1)	Revenue for the Postage and Eliminations segment includes postage revenue of $196,532 for the year ended March 31, 2021.

Change Healthcare Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share amounts)

(2)	Amount reflects the impact to deferred revenue resulting from the Merger which reduced revenue recognized during the period.

Prior to the Merger, the Company had minimal operations outside of the investment in the Joint Venture and the Company’s standalone operating results were not utilized by management to make operating decisions, assess performance, or allocate resources. The Company’s chief operating decision maker (“CODM”) and management team, which was the same CODM and management team as of the Joint Venture, did not request or review financial results of the consolidated Company for the period from the date of the Merger through March 31, 2020. As such, the Company reported its results as a single reportable segment for the years ended March 31, 2020 and 2019.

27. Accumulated Other Comprehensive Income (Loss)

The following is a summary of the accumulated other comprehensive income (loss) activity. Prior to the Merger, the activity in accumulated other comprehensive income (loss) reflects the Company’s proportionate share of the Joint Venture’s accumulated other comprehensive income (loss), net of taxes.

	Available For Sale Debt Security	Foreign Currency Translation Adjustment	Cash Flow Hedge	Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2018	$—	$1,268	$1,268	$2,536
Cumulative effect of accounting change by the Joint Venture-ASU 2017-12	—	—	490	490
Change associated with foreign currency translation	—	(2,833)	—	(2,833)
Change associated with current period hedging (net of taxes of $2,139)	—	—	(1,671)	(1,671)
Reclassification into earnings	—	—	(1,778)	(1,778)

Balance at March 31, 2019	$—	$(1,565)	$(1,691)	$(3,256)

Cumulative effect of accounting change of the Joint Venture-ASU 2018-02	—	—	422	422
Unrealized gain (loss) on available for sale debt securities of the Joint Venture	1,045	—	—	1,045
Realized gain (loss) on available for sale debt securities of the Joint Venture	(1,045)	—	—	(1,045)
Change associated with foreign currency translation	—	(5,519)	—	(5,519)
Change associated with current period hedging (net of taxes of $607)	—	—	981	981

Balance at March 31, 2020	$—	$(7,084)	$(288)	$(7,372)

Change associated with foreign currency translation	—	21,324	—	21,324
Change associated with current period hedging (net of taxes of $1,033)	—	—	(3,823)	(3,823)
Reclassification into earnings	—	(110)	1,202	1,092

Balance at March 31, 2021	$—	$14,130	$(2,909)	$11,221

Change Healthcare Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share amounts)

Effective April 1, 2018, the Joint Venture adopted ASU No. 2017-12, which significantly changed the framework by which hedge accounting was recognized, presented and disclosed in the Joint Venture’s financial statements. The adoption of this update by the Joint Venture resulted in a reclassification between Accumulated other comprehensive income (loss) and Accumulated deficit.

Effective April 1, 2019, the Joint Venture adopted ASU No. 2018-02, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. The adoption of this update resulted in a reclassification between Accumulated other comprehensive income (loss) and Accumulated deficit.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosures.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving their desired control objectives. Consistent with guidance issued by the Securities and Exchange Commission that an assessment of internal controls over financial reporting of a recently acquired business may be omitted from management’s evaluation of disclosure controls and procedures, management is excluding an assessment of such internal controls of eRx and PDX, which we acquired in fiscal year 2021 as described in Note 4 to the consolidated financial statements. Based on the evaluation of disclosure controls and procedures as of March 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f). We maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our board of directors and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness of our internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2021. In making this assessment, we used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Consistent with guidance issued by the Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from management’s report on internal control over financial reporting in the year of acquisition, management excluded an assessment of the effectiveness of the Company’s internal control over financial reporting related to eRx and PDX, which we acquired in fiscal year 2021 as described in Note 4 to the consolidated financial statements. These acquired businesses constituted approximately 4% of revenue for the year ended March 31, 2021. Based on our assessment, which as discussed herein excluded the operations of certain businesses acquired, under the COSO criteria, management concluded that, as of March 31, 2021, we maintained effective internal control over financial reporting.

Deloitte & Touche LLP, our independent registered public accounting firm, has audited our internal control over financial reporting as of March 31, 2021, as stated in the Report of Independent Registered Public Accounting Firm, which is included in this Annual Report.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2021, there have been no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except for the information about our executive officers shown below, the information required by this Item 10 is incorporated herein by reference to our definitive proxy statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days subsequent to March 31, 2021.

Neil E. de Crescenzo (59) is our President and Chief Executive Officer and a member of our board of directors. Prior thereto, Mr. de Crescenzo served as Chief Executive Officer and a member of the board of directors of Legacy CHC from September 2013 to the closing of the Joint Venture in March 2017. Prior to that, Mr. de Crescenzo served as the Senior Vice President and General Manager of the Global Health Sciences business of Oracle Corporation from June 2008 to September 2013. Prior to joining Oracle in 2006, Mr. de Crescenzo spent 10 years at IBM Corporation, including his last role as senior executive for Global Healthcare Business Consulting Services. Mr. de Crescenzo received a B.A. in Political Science from Yale University and an M.B.A. from Northeastern University.

Fredrik Eliasson (50) is our Executive Vice President and Chief Financial Officer. Prior thereto, Mr. Eliasson served as Executive Vice President and Chief Sales and Marketing Officer of CSX Corporation (“CSX”), a premier transportation company that provides rail, intermodal and rail-to-truck transload services and solutions to customers across a broad array of markets, from September 2015 to November 2017. From 2012 through August 2015, he served as CSX’s Executive Vice President and Chief Financial Officer. Prior to that, Mr. Eliasson led the development of two of CSX’s major markets as Vice President of Chemicals and Fertilizer and Vice President of Emerging Markets. He also supported Sales and Marketing in a previous position as Vice President of Commercial Finance. Mr. Eliasson received a B.A. and an M.B.A. from Virginia Commonwealth University.

Loretta A. Cecil (63) is our Executive Vice President and General Counsel. Prior thereto, Ms. Cecil served as Senior Vice President, Governance Relations at McKesson and General Counsel at McKesson Technology Solutions from July 2006 to the closing of the Joint Venture in March 2017. Prior to that, Ms. Cecil worked as General Counsel and Chief Compliance Officer for NCR Corporation’s Retail Division from 2003 to 2006. Prior to that she was a member of Womble Carlyle Sandridge & Rice, LLP, where she led the law firm’s national Telecommunications Practice Group and Georgia Government Relations Practice Group. Prior to that, Ms. Cecil was at AT&T and held several senior positions. Ms. Cecil received a B.A. from The University of North Carolina at Greensboro and a J.D. from The University of North Carolina at Chapel Hill.

Kriten Joshi (49) is our Executive Vice President and President, Network Solutions since March 2017. Prior to joining the Company, Mr. Joshi served as Executive Vice President—Products of Legacy CHC from December 2013 to the closing of the Joint Venture in March 2017. Prior to joining Legacy Change Healthcare, Mr. Joshi was Global Vice President of Healthcare Product Strategy for Oracle Corporation’s Health Sciences Global Business Unit from December 2006 to December 2013. Prior to joining Oracle, Mr. Joshi served in senior strategy roles in IBM’s Global Sales and Distribution organization from 2003 to 2006. Prior to that, Mr. Joshi was with McKinsey and Co. Mr. Joshi received a B.S. in Mathematics from the California Institute of Technology and a Ph.D. in Physics from the Massachusetts Institute of Technology.

Thomas Laur (46) is our Executive Vice President and President, Technology Enabled Solutions. Prior to joining the Company, Mr. Laur was President of the SAP Health division from August 2016 to January 2018, with responsibility over strategy, innovation, sales, marketing and operations for SAP’s global healthcare business. Before joining SAP, Mr. Laur was Chief Executive Officer of Sutherland Healthcare Solutions, a global services and analytics company, from July 2014 to July 2016. Earlier in his career, Mr. Laur worked at Cognizant as the Managing Director of the Healthcare Digital Ventures and Global Director of Strategy. Before this, he served nearly ten years as an Associate Partner in the strategy practice of Deloitte Consulting in New York City, Brussels and Boston. Mr. Laur received a B.S. in Economics and an MBA from the ICHEC Brussels School of Management.

Roderick H. O’Reilly (59) is our Executive Vice President and President, Software and Analytics. Prior to joining the Company, Mr. O’Reilly served as President of McKesson Health Solutions from October 2014 to the closing of the Joint Venture in March 2017. Prior to that position, Mr. O’Reilly led portfolio management, mergers and acquisitions and integrated planning as the Senior Vice President of Strategy and Business Development for McKesson Technology Solutions from March 2013 to October 2014. Mr. O’Reilly also served as President of McKesson’s Health Systems Enterprise Solutions from 2010 to 2013. Prior to that, Mr. O’Reilly was President of the Enterprise Medical Imaging Group from 2008 to 2010. Mr. O’Reilly joined McKesson in 2002 through the acquisition of A.L.I. Technologies, where he had served as Vice President of Operations since 1998. Mr. O’Reilly earned his B.A. in Business Administration from Simon Fraser University and his M.B.A. from the University of British Columbia.

August Calhoun (50) is our Executive Vice President and President, Sales and Operations. Prior thereto, Mr. Calhoun served as Senior Vice President and general manager (GM) of Services at Siemens from April 2016 to March 2018. Prior to Siemens, Mr. Calhoun held increasingly senior leadership positions in several dynamic organizations. He progressed from sales roles at IBM to national sales roles at Dell, then led one of Dell’s largest industry verticals. He later served as Senior Vice President and GM for the $250M Provider Solutions business at Truven Health Analytics prior to joining Siemens. Mr. Calhoun received a B.S. in Chemistry from the University of Delaware, and a Ph.D. in Physical Chemistry from the University of Pennsylvania.

W. Thomas McEnery (58) is our Executive Vice President and Chief Marketing Officer. Prior to joining the Company in 2014, Mr. McEnery served as the Chief Marketing Officer of Optum (a part of UnitedHealth Group) from September 2007 to May 2013. Throughout his career, he has served in many leadership positions, including Managing Partner of Green Point Partners, Vice President of Global Marketing at Fair Isaac Corporation, and

several roles at Fallon Worldwide. Mr. McEnery received a B.A. in Communication from the University of Minnesota-Duluth and has completed executive level coursework at Thunderbird, the Garvin School of International Management.

Linda Whitley-Taylor (57) is our Executive Vice President and Chief People Officer. Prior thereto, Ms. Whitley-Taylor was executive vice president and chief human resources officer at Amerigroup Corporation from January 2008 to December 2012. Prior to Amerigroup, Ms. Whitley-Taylor was senior vice president of Human Resources Operations for Genworth Financial (formerly GE Financial Assurance), where she helped take the company public in 2004. Prior to that, Ms. Whitley-Taylor spent 15 years with GE in a variety of roles and locations, comprising operations, quality, training, talent management, and human resources. Ms. Whitley-Taylor received a B.A. in Psychology from Radford University.

Steven Martin (47) is our Executive Vice President of Enterprise Technology. Prior to joining the Company, Mr. Martin was the acting CEO for GE Digital from December 2018 to December 2019 and chief digital officer for GE Power from July 2017 to December 2018, as well as the chief commercial officer for GE Digital. Before joining GE, Mr. Martin spent 14 years at Microsoft, where he held several positions, including as general manager and chief data scientist for Microsoft Azure, leading global operations, customer acquisition, analytics, data science, and service management. Mr. Martin holds a B.S. in behavioral psychology from the University of Texas at Austin.

We have adopted a written Code of Conduct applicable to all our employees, including our principal executive officer, principal financial officer, and principal accounting officer and controller, and to our board of directors. Our Code of Conduct is available on our website: www.changehealthcare.com. We will disclose amendments to certain provisions of our Code of Conduct, or waivers of such provisions granted to executive officers and directors, on this website.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our definitive proxy statement for our 2021 Annual Meeting of Stockholders, to be filed with the SEC not later than 120 days subsequent to March 31, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our definitive proxy statement for our 2021 Annual Meeting of Stockholders, to be filed with the SEC not later than 120 days subsequent to March 31, 2021.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our definitive proxy statement for our 2021 Annual Meeting of Stockholders, to be filed with the SEC not later than 120 days subsequent to March 31, 2021.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our definitive proxy statement for our 2021 Annual Meeting of Stockholders, to be filed with the SEC not later than 120 days subsequent to March 31, 2021.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

a)

Financial Statements – The consolidated financial statements and related notes, together with the report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, appear in Part II, Item 8 Financial Statements and Supplementary Data, on this Form 10-K.

b)	Financial Statement Schedules – All schedules have been omitted as they are not required, or the required information is shown in the financial statements or notes thereto.

c)	Exhibits – The exhibits listed on the accompanying Exhibit Index are filed, furnished or incorporated by reference (as stated therein) as part of this Annual Report.

Exhibit Index

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of December 20, 2016, among Change Healthcare Inc. (formerly HCIT Holdings, Inc.), McKesson Corporation and PF2 SpinCo, Inc. (formerly PF2 SpinCo LLC) (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4 filed on February 4, 2020)

2.2	Agreement of Contribution and Sale, dated as of June 28, 2016, by and among McKesson Corporation, Change Healthcare Inc. (formerly HCIT Holdings, Inc.), Change Healthcare Performance, Inc. (formerly Change Healthcare, Inc.), PF2 NewCo LLC, PF2 NewCo Intermediate Holdings, LLC, PF2 NewCo Holdings, LLC, Change Aggregator L.P. and H&F Echo Holdings, L.P. (incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-4 filed on February 4, 2020)

2.3	Amendment No. 1 to Agreement of Contribution and Sale, dated as of March 1, 2017, by and among Change Healthcare Inc. (formerly HCIT Holdings, Inc.), Change Healthcare Performance, Inc. (formerly Change Healthcare, Inc.), Change Healthcare LLC (formerly PF2 NewCo LLC), Change Healthcare Intermediate Holdings, LLC (formerly PF2 NewCo Intermediate Holdings, LLC), Change Healthcare Holdings, LLC (formerly PF2 NewCo Holdings, LLC), certain affiliates of The Blackstone Group, L.P., certain affiliates of Hellman & Friedman LLC and McKesson Corporation (incorporated by reference to Exhibit 2.3 to the Company’s Registration Statement on Form S-4 filed on February 4, 2020)

2.4	Separation and Distribution Agreement, dated as of February 10, 2020, by and between McKesson Corporation, PF2 SpinCo, Inc., Change Healthcare Inc., Change Healthcare LLC, Change Healthcare Intermediate Holdings, LLC and Change Healthcare Holdings, LLC (incorporated by reference to Exhibit 2.4 to the Company’s Registration Statement on Form S-4 filed on February 4, 2020)

2.5	Agreement and Plan of Merger, dated as of January 5, 2021, by and among Change Healthcare Inc., UnitedHealth Group Incorporated and Cambridge Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 6, 2021)

3.1	Amended and Restated Certificate of Incorporation of Change Healthcare Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 filed on February 4, 2020)

3.2	Amended and Restated Bylaws of Change Healthcare Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4 filed on February 4, 2020)

4.1	Indenture, dated as of February 15, 2017, among Change Healthcare Holdings, LLC, Change Healthcare Finance, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee, transfer agent, registrar and paying agent (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 filed on February 4, 2020)

4.2	Completion Date Supplemental Indenture, dated as of March 1, 2017, among the guarantors named therein and Wilmington Trust National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4 filed on February 4, 2020)

4.3	Form of 5.75% Senior Note due 2025 (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-4 filed on February 4, 2020)

4.4	Purchase Contract Agreement, dated as of July 1, 2019 between Change Healthcare Inc. and U.S. Bank N.A., as purchase contract agent, as attorney-in-fact for the Holders from time to time as provided therein and as trustee under the indenture referred to therein (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-4 filed on February 4, 2020)

4.5	Form of Unit (included in Exhibit 4.4)

4.6	Form of Purchase Contract (included in Exhibit 4.4)

4.7	Indenture, dated as of July 1, 2019, between Change Healthcare Inc. and U.S. Bank N.A., as trustee (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-4 filed on February 4, 2020)

4.8	First Supplemental Indenture, dated as of July 1, 2019, relating to the Amortizing Note, between Change Healthcare Inc. and U.S. Bank N.A. (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-4 filed on February 4, 2020)

4.9	Form of Amortizing Note (included in Exhibit 4.8)

4.10	Second Supplemental Indenture, dated as of April 21, 2020, among Change Healthcare Holdings, LLC, Change Healthcare Finance, Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 24, 2020)

4.11	Description of Securities (incorporated by reference to Exhibit 4.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020)

10.1	Third Amended and Restated Limited Liability Company Agreement of Change Healthcare LLC, dated as of March 1, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-4 filed on February 4, 2020)

10.2	Tax Receivable Agreement, dated as of March 1, 2017, among Change Healthcare LLC, PF2 IP LLC, PF2 PST Services LLC (formerly PF2 PST Services Inc.), McKesson Corporation and Change Healthcare Inc. (formerly HCIT Holdings, Inc.) (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-4 filed on February 4, 2020)

10.3	Tax Receivable Agreement, dated as of February 28, 2017, among Change Healthcare Performance, Inc. (formerly Change Healthcare, Inc.), Change Healthcare Inc. (formerly HCIT Holdings, Inc.), Change Healthcare LLC and the other parties named therein (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-4 filed on February 4, 2020)

10.4	Amended and Restated Tax Receivable Agreement (Reorganizations), dated as of November 2, 2011, by and among Change Healthcare Holdings, Inc. (formerly Emdeon Inc.), H&F ITR Holdco, L.P., Beagle Parent LLC and GA-H&F ITR Holdco, L.P. (formerly HCIT Holdings, Inc.) (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-4 filed on February 4, 2020)

10.5	Amended and Restated Tax Receivable Agreement (Exchanges), dated as of November 2, 2011, by and among Change Healthcare Holdings, Inc. (formerly Emdeon Inc.), H&F ITR Holdco, L.P., Beagle Parent LLC and GA-H&F ITR Holdco, L.P. (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-4 filed on February 4, 2020)

10.6	Tax Receivable Agreement (Management), dated August 17, 2009, by and among Change Healthcare Holdings, Inc. (formerly Emdeon Inc.) and the persons named therein (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-4 filed on February 4, 2020)

10.7	First Amendment to Tax Receivable Agreement (Management), dated as of November 2, 2011, by and among Change Healthcare Holdings, Inc. (formerly Emdeon Inc.) and the parties named therein (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-4 filed on February 4, 2020)

10.8	Registration Rights Agreement, dated as of March 1, 2017, among Change Healthcare LLC, the Company Parties, the MCK Members, the Sponsor Holders (each, as defined therein) and Change Healthcare Inc. (formerly HCIT Holdings, Inc.) (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-4 filed on February 4, 2020)

10.9	Stockholders Agreement, dated as of March 1, 2017, among Change Healthcare Inc. (formerly HCIT Holdings, Inc.), Change Healthcare LLC, McKesson Corporation and the Sponsors, Other Investors and Managers named therein (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-4 filed on February 4, 2020)

10.10†	Form of Indemnification Agreement for Change Healthcare Inc. directors and executive officers (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-4 filed on February 4, 2020)

10.11†	Change Healthcare Inc. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-4 filed on February 4, 2020)

10.12	Credit Agreement, dated as of March 1, 2017, among Change Healthcare Intermediate Holdings, LLC, Change Healthcare Holdings, LLC, the other borrowers party thereto, the other guarantors party thereto from time to time, Bank of America, N.A., as administrative agent, collateral agent, swing line lender and L/C issuer, and the other lenders party thereto from time to time (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-4 filed on February 4, 2020)

10.13	Amendment No. 1, dated as of July 3, 2019, to the Credit Agreement, dated as of March 1, 2017, among Change Healthcare Intermediate Holdings, LLC, Change Healthcare Holdings, LLC, the other borrowers party thereto, the other guarantors party thereto from time to time, Bank of America, N.A., as administrative agent, collateral agent, swing line lender and L/C issuer, and the other lenders party thereto from time to time (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-4 filed on February 4, 2020)

10.14	Security Agreement, dated as of March 1, 2017, among the grantors identified therein and Bank of America, N.A., as collateral agent (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-4 filed on February 4, 2020)

10.15	Option to Enter into a Purchase Agreement, dated February 28, 2017, among eRx Network Holdings, Inc., Change Healthcare Solutions, LLC and the other parties thereto (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-4 filed on February 4, 2020)

10.16	Tax Matters Agreement, dated as of March 9, 2020, between McKesson Corporation, PF2 SpinCo, Inc., Change Healthcare Inc., Change Healthcare LLC and the other parties thereto (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed on March 13, 2020)

10.17	Amended and Restated Letter Agreement Relating to Agreement of Contribution and Sale, dated as of September 28, 2018, among McKesson Corporation, the McK Members (as defined therein), Change Healthcare Inc. (formerly HCIT Holdings, Inc.), Change Healthcare LLC and Change Healthcare Holdings, LLC (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-4 filed on February 4, 2020)

10.18	Transition Services Agreement, dated as of February 28, 2017, between Change Healthcare Performance, Inc. (formerly Change Healthcare, Inc.) and eRx Network LLC (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-4 filed on February 4, 2020)

10.19	Transition Services Agreement, dated as of March 1, 2017, between McKesson Corporation and Change Healthcare LLC (McKesson Corporation as service provider to Change Healthcare LLC) (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-4 filed on February 4, 2020)

10.20	Transition Services Agreement, dated as of March 1, 2017, between McKesson Corporation and Change Healthcare LLC (Change Healthcare LLC as service provider to McKesson Corporation) (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-4 filed on February 4, 2020)

10.21	Transition Services Agreement, dated as of March 1, 2017, between McKesson Corporation and Change Healthcare LLC (Change Healthcare LLC as service provider to the McKesson EIS Business (as defined therein)) (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-4 filed on February 4, 2020)

10.22	Transition Services Agreement, dated as of March 1, 2017, between McKesson Corporation and Change Healthcare LLC (McKesson Corporation as service provider on behalf of the McKesson EIS Business (as defined therein) to Change Healthcare LLC) (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-4 filed on February 4, 2020)

10.23	Cross License Agreement, dated as of March 1, 2017, by and among Change Healthcare LLC (formerly PF2 NewCo LLC), eRx Network, LLC and McKesson Corporation (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-4 filed on February 4, 2020)

10.24	Data License Agreement, dated as of February 28, 2017, by and between eRx Network, LLC and Change Healthcare Performance, Inc. (formerly Change Healthcare, Inc.) (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-4 filed on February 4, 2020)

10.25†	Change Healthcare Inc. 2019 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-4 filed on February 4, 2020)

10.26†	Amended and Restated HCIT Holdings, Inc. 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-4 filed on February 4, 2020)

10.27†	Amended and Restated Employment Agreement, dated as of June 3, 2017, between Change Healthcare LLC and Neil de Crescenzo (incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-4 filed on February 4, 2020)

10.28†	Offer Letter, dated as of March 12, 2018, between Change Healthcare Operations LLC and Fredrik Eliasson (incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-4 filed on February 4, 2020)

10.29†	Form of Nonqualified Exit Vesting Stock Option Agreement Under the HCIT Holdings, Inc. 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.29 to the Company’s Registration Statement on Form S-4 filed on February 4, 2020)

10.30	Waiver and Amendment by and among Change Healthcare Inc., Change Healthcare LLC, McKesson Corporation, Change Healthcare Solutions, LLC and the requisite holders of Echo Shares to Stockholders Agreement, by and among Change Healthcare Inc. (formerly HCIT Holdings, Inc.), Change Healthcare LLC, McKesson Corporation and the Sponsors, Other Investors and Managers named therein, dated as of March 1, 2017, Third Amended and Restated Limited Liability Company Agreement of Change Healthcare LLC, dated as of March 1, 2017 and Option to Enter into a Purchase Agreement by and among the Connect Parties named therein, the Company Parties named therein, the Sponsors named therein and the Echo Shareholders named therein, dated as of February 28, 2017 (incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-4 filed on February 4, 2020)

10.31†	Form of Nonqualified Time Vesting Stock Option Agreement Under the HCIT Holdings, Inc. 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.31 to the Company’s Registration Statement on Form S-4 filed on February 4, 2020)

10.32†	Form of Amendment to Nonqualified Exit Vesting Stock Option Agreement Under the HCIT Holdings, Inc. 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.32 to the Company’s Registration Statement on Form S-4 filed on February 4, 2020)

10.33†	Form of Replacement 2.5x Restricted Stock Grant Agreement Under the HCIT Holdings, Inc. 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.33 to the Company’s Registration Statement on Form S-4 filed on February 4, 2020)

10.34†	Form of Replacement Tranche I Nonqualified Stock Option Agreement Under the HCIT Holdings, Inc. 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.34 to the Company’s Registration Statement on Form S-4 filed on February 4, 2020)

10.35†	Form of Replacement Tranche II Nonqualified Stock Option Agreement Under the HCIT Holdings, Inc. 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.35 to the Company’s Registration Statement on Form S-4 filed on February 4, 2020)

10.36†	Form of Replacement Tranche III Nonqualified Stock Option Agreement Under the HCIT Holdings, Inc. 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.36 to the Company’s Registration Statement on Form S-4 filed on February 4, 2020)

10.37†	Form of Nonqualified Exit Vesting Stock Option Agreement Under the HCIT Holdings, Inc. 2009 Equity Incentive Plan (Neil de Crescenzo) (incorporated by reference to Exhibit 10.37 to the Company’s Registration Statement on Form S-4 filed on February 4, 2020)

10.38†	Form of Nonqualified Time Vesting Stock Option Agreement Under the HCIT Holdings, Inc. 2009 Equity Incentive Plan (Neil de Crescenzo) (incorporated by reference to Exhibit 10.38 to the Company’s Registration Statement on Form S-4 filed on February 4, 2020)

10.39†	Form of Nonqualified Stock Option Agreement Under the HCIT Holdings, Inc. Amended and Restated 2009 Equity Incentive Plan (Exit Vesting—Frederik Eliasson) (incorporated by reference to Exhibit 10.39 to the Company’s Registration Statement on Form S-4 filed on February 4, 2020)

10.40†	Replacement Unvested Stock Appreciation Rights Agreement Under the HCIT Holdings, Inc. 2009 Equity Incentive Plan (Howard Lance) (incorporated by reference to Exhibit 10.40 to the Company’s Registration Statement on Form S-4 filed on February 4, 2020)

10.41†	Replacement Vested Stock Appreciation Rights Agreement Under the HCIT Holdings, Inc. 2009 Equity Incentive Plan (Howard Lance) (incorporated by reference to Exhibit 10.41 to the Company’s Registration Statement on Form S-4 filed on February 4, 2020)

10.42†	McKesson Technologies LLC Supplemental 401(k) Plan (incorporated by reference to Exhibit 10.42 to the Company’s Registration Statement on Form S-4 filed on February 4, 2020)

10.43†	First Amendment to the McKesson Technologies Inc. Supplemental 401(k) Plan (incorporated by reference to Exhibit 10.43 to the Company’s Registration Statement on Form S-4 filed on February 4, 2020)

10.44†	McKesson Technologies Inc. Deferred Compensation Administration Plan (incorporated by reference to Exhibit 10.44 to the Company’s Registration Statement on Form S-4 filed on February 4, 2020)

10.45†	First Amendment to the McKesson Technologies Inc. Deferred Compensation Administration Program (incorporated by reference to Exhibit 10.45 to the Company’s Registration Statement on Form S-4 filed on February 4, 2020)

10.46†	Change Healthcare LLC U.S. Executive Severance Benefit Guidelines (incorporated by reference to Exhibit 10.46 to the Company’s Registration Statement on Form S-4 filed on February 4, 2020)

10.47†	Form of Nonqualified Stock Option Agreement Under the HCIT Holdings, Inc. 2009 Equity Incentive Plan (Directors) (incorporated by reference to Exhibit 10.47 to the Company’s Registration Statement on Form S-4 filed on February 4, 2020)

10.48†	Roderick O’Reilly Offer Letter, dated December 22, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 28, 2020)

10.49†	Offer Letter, dated as of January 31, 2018, between Thomas Laur and Change Healthcare Operations LLC (incorporated by reference to Exhibit 10.49 to the Company’s Registration Statement on Form S-4 filed on February 4, 2020)

10.50†	Offer Letter, dated as of March 19, 2018, between August Calhoun and Change Healthcare Operations LLC (incorporated by reference to Exhibit 10.50 to the Company’s Registration Statement on Form S-4 filed on February 4, 2020)

10.51†	Change Healthcare Inc. Annual Incentive Plan (AIP) Amended and Restated as of June 17, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2020)

10.52†	Form of Restricted Stock Unit Grant Notice and Agreement for Non-Employee Directors under the Change Healthcare Inc. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020)

10.53†	Form of Deferred Stock Unit Grant Notice and Agreement for Non-Employee Directors under the Change Healthcare Inc. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020)

10.54†	Form of Restricted Stock Unit Grant Notice and Agreement under the Change Healthcare Inc. 2019 Omnibus Incentive Plan (Stock-Settled) (incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2020)

10.55†	Form of Restricted Stock Unit Grant Notice and Agreement under the Change Healthcare Inc. 2019 Omnibus Incentive Plan (Cash-Settled) (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2020)

10.56†	Form of 2019 Performance Stock Unit Grant Notice and Agreement under the Change Healthcare Inc. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020)

10.57	Certain Tax Receivable Agreements Acknowledgment and Termination Agreement, dated as of January 5, 2021, by and among Change Healthcare Inc., UnitedHealth Group Incorporated and certain other parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 6, 2021)

10.58†	Form of 2020 Performance Stock Unit Grant Notice under the Change Healthcare Inc. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2020)

10.59†	Amended and Restated Change Healthcare LLC Supplemental 401(k) Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Deloitte & Touche LLP related to Change Healthcare Inc.

23.2*	Consent of Deloitte & Touche LLP related to Change Healthcare LLC

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	The following financial information of Change Healthcare LLC: (i) Consolidated Statements of Operations for the fiscal years ended March 31, 2020, 2019 and 2018; (ii) Consolidated Statement of Comprehensive Income (Loss) for the fiscal years ended March 31, 2020, 2019 and 2018; (iii) Consolidated Balance Sheets at March 31, 2020 and 2019; (iv) Consolidated Statement of Members’ Equity (Deficit) for the fiscal years ended March 31, 2020, 2019 and 2018; (v) Consolidated Statements of Cash Flow for the fiscal years ended March 31, 2020, 2019 and 2018; and (vi) Notes to Change Healthcare LLC’s Consolidated Financial Statements

99.2*	Supplemental Information of Change Healthcare LLC for fiscal years ended March 31, 2020 and 2019

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	Indicates management contract or compensatory plan.

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

CHANGE HEALTHCARE INC.
Date: May 27, 2021	By:	/s/ Neil E. de Crescenzo
Neil E. de Crescenzo
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 27, 2021	By:	/s/ Fredrik Eliasson
Fredrik Eliasson
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

Date: May 27, 2021	By:	/s/ Paul Rareshide
Paul Rareshide
Senior Vice President, Corporate Controller
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Neil E. de Crescenzo Neil E. de Crescenzo	Chief Executive Officer and Director (Principal Executive Officer)	May 27, 2021

/s/ Nella Domenici Nella Domenici	Director	May 27, 2021

/s/ Nicholas L. Kuhar Nicholas L. Kuhar	Director	May 27, 2021

/s/ Howard L. Lance Howard L. Lance	Director	May 27, 2021

/s/ Diana L. McKenzie Diana L. McKenzie	Director	May 27, 2021

/s/ Phillip M. Pead Philip M. Pead	Director	May 27, 2021

/s/ Phillip W. Roe Phillip W. Roe	Director	May 27, 2021

/s/ Bansi Nagji Bansi Nagji	Director	May 27, 2021

/s/ Neil P. Simpkins Neil P. Simpkins	Director	May 27, 2021

/s/ Robert J. Zollars Robert J. Zollars	Director	May 27, 2021

/s/ Fredrik Eliasson Fredrik Eliasson	Chief Financial Officer (Principal Financial Officer)	May 27, 2021

/s/ Paul Rareshide Paul Rareshide	SVP, Corporate Controller (Principal Accounting Officer)	May 27, 2021