Form 10-K/A
period 2021-03-31
Change Healthcare Inc.
filed 2021-07-29
CIK 1756497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Number of shares of common stock outstanding on May 5, 2021: 308,049,317

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) amends the Annual Report on Form 10-K (the “Initial Form 10-K,” and as amended by this Form 10-K/A, the “Form 10-K”) of Change Healthcare Inc. for the fiscal year ended March 31, 2021, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 27, 2021. This Form 10-K/A is being filed to amend Part III to include information required by Items 10 through 14. This information was previously omitted from the Initial Form 10-K in reliance on General Instruction G(3) to Form 10-K. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, including Items 10 through 14 of the Initial Form 10-K, is hereby amended and restated in its entirety.

This Form 10-K/A consists solely of the preceding cover page, this explanatory note, the information required by Part III, Items 10, 11, 12, 13, and 14 of Form 10-K, a signature page and certifications required to be filed as exhibits. We are amending Part IV solely to add those certifications.

Except as described above, no other changes have been made to the Initial Form 10-K. Except as otherwise indicated herein, this Form 10-K/A continues to speak as of the date of the Initial Form 10-K, and we have not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Initial Form 10-K.

Unless otherwise indicated herein, all page references contained in this Form 10-K/A are to the pages of this Form 10-K/A, and not to the Initial Form 10-K.

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

Our Board of Directors (the “Board”) consists of ten members. The following information describes the offices held and the business directorships of each director. The Nominating and Governance Committee and the Board believe that each of the directors possesses a strong and unique set of attributes and that, as a group, these directors provide the Board with an optimal balance of experience, leadership, competencies, qualifications and skills.

Neil E. de Crescenzo

Age: 59 Director since: 2017 Other Public Boards: 0	Occupation: President and Chief Executive Officer, Change Healthcare Inc.

Director Highlights:

Mr. de Crescenzo brings significant management and leadership experience as a member of our Management team and from his service in multiple management and leadership positions within large providers of software and technology products and services, as well as his many years of experience in the healthcare software and information technology industries.

Experience:

•   Mr. de Crescenzo has served as President and Chief Executive Officer of Change Healthcare since 2013. Prior to joining Change Healthcare, he served as Chief Executive Officer and a member of the board of directors of Legacy Change Healthcare from 2013 to the closing of the Transactions in 2017. Prior to Change Healthcare, he served as Senior Vice President and General Manager of Oracle’s Global Health Sciences business from 2006 to 2013. Prior to that, he spent a decade at IBM Corporation from 1996 to 2006.

•   He currently serves on the board of directors of the Middle Tennessee American Heart Association, and is a member of the executive committee of the board of directors of the Healthcare Leadership Council.

Howard L. Lance

Age: 65 Director since: 2017 Independent Chairman of the Board Other Public Boards: 2	Occupation: Former President and Chief Executive Officer, Maxar Technologies Inc.

Director Highlights:

Mr. Lance brings over three decades of extensive management and leadership skills developed in his many years as a senior executive officer, and director of large, public companies. This experience provides an informed perspective on industry matters, technology, government and regulatory concerns pertinent to Change Healthcare’s business.

Experience:

•   Mr. Lance was appointed Chairman of the Board of Directors of Change Healthcare in 2020, following the completion of the split-off of McKesson Corporation’s ownership interest in Change Healthcare. He also serves as Chairman of the board of Summit Materials. He began serving on the board of Summit Materials in 2012 and was appointed Chairman of the board of directors in 2013. In February 2021, Mr. Lance was appointed as a director of New Vista Acquisition Corp., a special purpose acquisition company focused on emerging technologies for aerospace and defense markets. In addition, Mr. Lance served on the board of directors for legacy Change Healthcare from 2012 to 2013 and was chairman of the board from 2013 to 2017.

•   Mr. Lance served as Executive Advisor to the Blackstone Group between 2012 and 2016.

•   He previously served as President and Chief Executive Officer of Maxar Technologies from 2016 to 2019. He also served as Chairman, President and Chief Executive Officer of Harris Corporation from 2003 to 2011.

•   Mr. Lance served as a director on the boards of Ferrovial S.A. from 2014 to 2016, Eastman Chemical Company from 2005 to 2014, Stryker Corporation from 2009 to 2014 and Aviat Networks from 2007 to 2009.

•   Mr. Lance has been widely recognized for his business achievements and civic engagement. He received honorary Doctor of Science degrees from the University of Central Florida and the University of Florida, and an honorary Doctor of Humane Letters from Bradley University. He was appointed to the National Security Telecommunications Advisory Committee by President George W. Bush. He has been nationally honored by the American Business Awards, the American Electronics Association, and Ernst & Young.

Nella Domenici

Age: 60 Director since: 2020 Independent Committee Assignments: • Audit, Compliance Other Public Boards: 1	Occupation: Chief Financial Officer, Dataminr

Director Highlights:

Ms. Domenici is an accomplished leader who brings a breadth of global experience, seasoned business acumen and extensive strategic financial management, corporate strategy and operations experience to the Board.

Experience:

•   Ms. Domenici is the Chief Financial Officer of Dataminr, a leading artificial intelligence company, a position she has held since September 2020.

•   Ms. Domenici serves on the board of directors of AllianceBernstein and on AllianceBernstein’s audit committee, a position she has held since early 2020.

•   She previously served as Chief Financial Officer and a member of the Operating Committee from 2015 to 2018 at Bridgewater Associates, a hedge fund with more than $160 billion in assets under management. Her responsibilities included financial planning and analysis, audit and accounting, compensation design, budget, revenue management, corporate and strategic finance, real estate finance, capital structure, treasury, tax, procurement, and shareholder services. Prior to serving as CFO, she was a strategic advisor to Bridgewater’s Management Committee and led the evolution of the organizational structure for the firm’s senior leadership.

•   Prior to joining Bridgewater, she held senior managerial, investment banking and strategic positions including: Citadel Investment Group, where she was a member of the Management Committee focusing on strategy and planning; Credit Suisse, where she was Head of Middle Market Mergers and Acquisitions; and The Monitor Consulting Group where she focused on healthcare. She also established and leads a financial and strategic advisory firm that serves family-owned, private equity, venture backed and real estate companies.

•   Ms. Domenici is an active leader for charitable and public health causes. She co-founded the Excellent Schools of New Mexico, a nonprofit organization that supports charter schools in underserved communities and serves on the Board of Regis High School in New York City. In addition, she is on the board of Los Alamos National Laboratory Foundation. Ms. Domenici is a member of the Bipartisan Policy Center Behavioral Health Integration Task Force where she champions mental health initiatives. She also serves on the advisory board of the International Folk-Art Market, which focuses on economic opportunities for folk artists worldwide, particularly women in developing countries. Ms. Domenici previously served on the Board of One World Surgery, which provides access to quality surgical care globally.

•   Ms. Domenici graduated with an M.B.A. from Harvard Business School, where she was a Baker Scholar, and earned her J.D. from Georgetown University Law Center.

Nicholas L. Kuhar

Age: 35 Director since: 2019 Independent Committee Assignments: • Compensation, Nominating & Corporate Governance Other Public Boards: 0	Occupation: Managing Director, Blackstone Group Inc.
Director Highlights: Mr. Kuhar has significant financial and investment experience and strategic skills gained through his experience with Blackstone portfolio companies.

Experience:

•   Mr. Kuhar is a Managing Director at Blackstone in the Private Equity Group, a position he has held since 2014.

•   He serves on the board of directors of private companies MB Aerospace and Service King.

•   Prior to Blackstone, Mr. Kuhar was at Bain Capital, where he evaluated and executed private equity investments across several industries in the U.S. and Japan.

•   Mr. Kuhar’s previous experience includes McKinsey & Company, where he was a member of the Corporate Finance practice.

•   He served on the board of directors of privately-held HealthMarkets, Inc.

Diana McKenzie

Age: 56 Director since: 2019 Independent Committee Assignments: • Audit, Compliance Other Public Boards: 2	Occupation: Former Global Chief Information Officer, Workday, Inc.

Director Highlights:

Ms. McKenzie brings over three decades of significant management, technology and healthcare industry experience to the Board. She is a technology leader and innovator with deep digital, technology, cybersecurity, regulation, and global operations experience and has directed teams for large biotechnology and pharmaceutical companies.

Experience:

•   Ms. McKenzie has served as a Special Advisor of Brighton Park Capital since 2019. She also has served as a Special Advisor of IASO Ventures since 2020. She has been an Executive in Residence at Metis Strategy, a management and strategy consulting firm since 2019. Ms. McKenzie is an Executive Advisor to World50’s CIO community and remains active as a CIO advisory council member for several VC firms.

•   She was appointed to the board of directors of Vertex Pharmaceuticals in June 2020 and also serves on the board of MetLife and on MetLife’s audit and finance and risk committees, a position she has held since 2018. She also joined the board of directors of MindX Sciences and Paradox in July 2020.

•   She previously served as the first ever Global Chief Information Officer of Workday from 2016 to 2019 where she led the global business technology (IT) and security organization on a best-in-class journey that fueled the company’s business growth to nearly double in size while preserving their values-based culture.

•   She served in leadership positions at Amgen for over a decade as Senior Vice President and Chief Information Officer and Vice President of Information Systems, responsible for leading Amgen’s Global IS Infrastructure, Enterprise Architecture and Information Systems Security and Compliance organizations from 2010 to 2016.

•   She served as Group Director at Eli Lilly and Company as the Information Officer, Product Development and Commercialization IT and a variety of Information Systems Leadership roles for over 17 years supporting Research & Development, Corporate Engineering, Human Resources, and IT Architecture, Strategy, and Planning.

•   She has been recognized by the National Diversity Council in 2015 as one of the nation’s Most Powerful Women in Technology and by the San Francisco Business Times on their Forever Influential Women’s list.

Bansi Nagji

Age: 56 Director since: 2017 Independent Committee Assignments: • Compensation, Nominating & Corporate Governance Other Public Boards: 0	Occupation: President, Healthcare, GoodRx, Inc.

Director Highlights:

Mr. Nagji brings over 25 years of experience in healthcare, global strategic planning and development, growth management, innovation, and corporate M&A, and is a recognized thought leader.

Experience:

•   Mr. Nagji previously served as Executive Vice President of Corporate Strategy and Business Development for McKesson Corporation, a position he held from 2015 to 2020. He was responsible for guiding strategy development with McKesson’s business unit leaders, leading mergers and acquisitions and helping to foster innovation across the company.

•   Prior to joining McKesson, he served as a principal of Deloitte Consulting, LLP and Global Leader, Monitor Deloitte from 2013 to 2015.

•   He also served on the Board of Directors of Deloitte LLP between 2013 and 2015.

•   Prior to that, Mr. Nagji served at Monitor Group, a global strategy consulting firm, for 20 years where he was a senior partner and its President when the firm merged with Deloitte.

•   Mr. Nagji has authored several papers and articles on the topic of innovation, including articles for Harvard Business Review, Pharmaceutical Executive, The Conference Board Review and Rotman Magazine.

•   Mr. Nagji has been recognized multiple times by EMpower as a senior executive role model for minorities in the workplace. He is also an active supporter of several not-for-profit organizations.

Philip M. Pead

Age: 68 Director since: 2017 Independent Committee Assignments: • Audit, Compliance (Chair) Other Public Boards: 1	Occupation: Managing Partner, Beacon Point Partners, LLC

Director Highlights:

Mr. Pead is an industry veteran with more than 25 years of experience in the software industry. As the former chairman and chief executive officer of several publicly traded healthcare companies, Mr. Pead brings significant leadership skills and intimate knowledge of the healthcare industry. He has extensive management experience, developed through years of integrating acquired companies, improving operating efficiencies and margins, managing complex regulatory compliance matters, and growing businesses.

Experience:

•   Mr. Pead serves as Managing Partner at Beacon Point Partners, LLC a position he has held since 2007.

•   Mr. Pead served on the board of legacy Change Healthcare from 2012 to 2017, and from 2009 to 2011.

•   In March 2021, Mr. Pead was appointed as a director of Agile Growth Corp, a special purpose acquisition company, and also serves as chair of the audit committee. In addition, Mr. Pead serves on the board of Modernizing Medicine, Inc., a position he has held since 2018, where he is the chair of the compliance committee and a member of the compensation committee.

•   He served as Executive Chairman, President and Chief Executive Officer of Progress Software Corp. from 2012 until 2016.

•   Prior to that, he served as Executive Chairman and Interim Chief Executive Officer of Progress Software Corp., a position he briefly held in 2012 and as non-executive chairman beginning in 2012, having joined the Progress Software Corp. board of directors as Non-Executive Chairman in 2011.

•   Prior to that, Mr. Pead served as Chairman of the board of directors of Allscripts Healthcare Solutions, Inc. from 2010 to 2012 following Allscripts’s acquisition of Eclipsys Corporation where he had served as President and Chief Executive Officer since 2009.

•   Mr. Pead serves on the board of directors and as Secretary of the Posse Foundation, a non-profit that is focused on expanding the pool from which top colleges and universities can recruit young leaders from diverse backgrounds. He is the founding Chairman of the Posse Foundation in Atlanta.

Phillip W. Roe

Age: 60 Director since: 2017 Independent Committee Assignments: • Audit (Chair), Compliance Other Public Boards: 0	Occupation: Senior Advisor, Investment Committee, Martin Ventures, LLC

Director Highlights:

Mr. Roe brings over 20 years of experience in the healthcare industry as a former chief executive officer and chief financial officer for a public company. He brings to Change Healthcare extensive leadership, financial and accounting experience.

Experience:

•   Mr. Roe serves as Senior Advisor and a member of the Investment Committee at Martin Ventures, a position he has held since 2018. Martin Ventures is a private family-owned venture capital fund focused on healthcare technology.

•   Previously, he served as Chief Executive Officer of Martin Ventures from 2015 to 2018.

•   He served on the board for legacy Change Healthcare from 2015 to 2017.

•   Mr. Roe served as Senior Vice President of Finance at Tenet Healthcare from 2013 to 2015, following Tenet’s acquisition of Vanguard Health Systems. At Vanguard Health Systems, he served as the Executive Vice President, Chief Financial Officer and Treasurer from 1997 to 2013 until it was acquired by Tenet.

•   Prior to that, he was Senior Vice President, Controller and Chief Accounting Officer of Vanguard Health Systems.

Neil P. Simpkins

Age: 55 Director since: 2017 Independent Committee Assignments: • Compensation (Chair), Nominating & Corporate Governance Other Public Boards: 2	Occupation: Senior Managing Director, Blackstone Group Inc.

Director Highlights:

Mr. Simpkins brings over two decades of significant financial and investment experience and executive management and strategic skills gained through his experience with Blackstone portfolio companies, along with deep institutional knowledge coupled with his additional board experience with several private and public companies.

Experience:

•   Mr. Simpkins is a Senior Managing Director at Blackstone in the Private Equity Group, a position he has held since 1999. He has global responsibility for portfolio management activities and investments in the healthcare services, packaging, and industrial sectors.

•   Mr. Simpkins serves on the board of directors of Apria Healthcare Group and chairman of the board of directors of Gates Corporation in addition to serving on the board of Team Health, a private company.

•   Previously, he served on the board of directors for legacy Change Healthcare from 2011 to 2017, and he was Chairman of the Board from 2011 to 2013.

•   Before joining Blackstone, Mr. Simpkins was a Principal at Bain Capital. While at Bain Capital, Mr. Simpkins was involved in the execution of investments in the consumer products, industrial, healthcare, and information industries. Prior to joining Bain Capital, Mr. Simpkins was a consultant at Bain & Company in the Asia Pacific region and in London.

•   He serves as Chairman of Americans for Oxford, Inc., Oxford University’s primary charitable organization in North America.

Robert J. Zollars

Age: 64 Director since: 2017 Independent Committee Assignments: • Nominating & Corporate Governance (Chair), Compensation Other Public Boards: 1	Occupation: Senior Advisor, Frazier Healthcare Partners LLC

Director Highlights:

Mr. Zollars brings over three decades of management and industry experience, having led a number of healthcare companies. He also has substantial governance experience as a National Association of Corporate Directors Board Leadership fellow and having served on a number of corporate boards of directors.

Experience:

•   Mr. Zollars serves as Senior Advisor at Frazier Healthcare Partners, a position he has held since 2015. He has served as a member of the board of directors at Five9 since 2013 and private company Kate Farms since 2015. He has served as chairman of the board of directors at Parata (formerly TCGRx) since 2017 and as lead director at GenapSys, both private companies.

•   Mr. Zollars served as Chairman and Chief Executive Officer of Vocera Communications, a leading provider of intelligent communication solutions for mobile workers which focuses on healthcare communications and workflow, from 2007 to 2013.

•   He served one year as Chief Executive Officer of Wound Care Solutions, an operator of outsourced chronic wound care centers, from 2006 to 2007. Mr. Zollars served as Chairman and Chief Executive Officer at healthcare technology company Neoforma from 1999 to 2006, having arrived after a long career in healthcare technology and services.

•   He serves as Chairman of the Trustees of Arizona State University.

CORPORATE GOVERNANCE

Board Oversight

Risk Oversight

The Board retains broad responsibility for significant risks while delegating certain specific risk oversight responsibilities to its committees. The Board oversees our risk management activities through a combination of processes, including direct engagement with management.

Consistent with our leadership structure, the Board reviews and discusses with management our guidelines and policies with respect to risk assessment and the steps management has taken to monitor and control such exposures.

Cybersecurity Oversight

The Compliance Committee receives quarterly reports from our Chief Information Security Officer regarding a range of cybersecurity activities that meet regulatory and customer requirements while maintaining the confidentiality and integrity of information under our care. Our cybersecurity program consists of a cross functional, risk-based approach to cybersecurity, including global 24 hours-a-day, 7 days-a-week cyber threat detection and alerting and remediation technologies that ensure that the risk of a cybersecurity breach is mitigated and that there is a clear response plan in the event of a breach.

Data Privacy Oversight

Our Chief Privacy Officer reports to the Compliance Committee on a quarterly basis regarding the Company’s data privacy activities, including the development and maintenance of a robust Privacy Risk Management Framework with ownership and oversight by the Enterprise Privacy Office, the business unit privacy and compliance teams, and other appropriate stakeholders. We protect and safeguard our customers’ data through an integrated privacy impact assessment process for review of new and updated products and applications, as well as through automation of data privacy incident monitoring and reporting, risk scoring and decision-support.

Compensation Risk Oversight

In administering our compensation program, the Compensation Committee strives to achieve a balance among the elements of compensation to accomplish the objectives of the program. The Compensation Committee reviews the Company’s overall compensation program in the context of the risks that may be presented by the structure of our compensation program and the metrics used to determine compensation under that program. Based upon this review, the Compensation Committee believes that our compensation program does not create a reasonable likelihood of a material adverse effect on the Company.

Government Affairs Oversight

The Board maintains oversight of our government affairs and any risk related to the reputational harm that can be caused through the misalignment of political spending in the form of soft money contributions or payments to trade associations. The Board oversees management to ensure that Change Healthcare’s political activities align with our core values and code of conduct while avoiding risk to stockholders.

Our state and federal lobbying efforts center on sharing industry best practices to help inform policymakers and support sound policy decisions. To date, we have no staff registered as lobbyists. Our contracted lobbyists and lobbying expenditures, which average less than $300,000 per year, are made transparent through required state and federal reporting. Currently, we do not have a PAC organization, and make no political contributions.

Environmental, Social and Governance Oversight

In accordance with our Corporate Governance Guidelines, our Board monitors Change Healthcare’s performance on its financial objectives, strategies, goals, compliance and risk mitigation and handling of any risks or emerging risks arising from environmental, social and governance (ESG) matters, as well as the performance of management.

Anti-Harassment, Anti-Retaliation, Non-Discrimination Oversight

Matters such as sexual harassment, retaliation or discrimination of any kind are strictly prohibited at Change Healthcare. Our comprehensive policies apply to our Board, senior management, employees, and any contingent workers or business partners of Change Healthcare.

Because these matters have the ability to be disruptive to our business, cause reputational harm and decrease value for our stockholders, the Board oversees management’s handling of matters involving sexual harassment, retaliation, or discrimination and exercises its authority to address such matters independently of management.

COVID-19 Oversight

During the outbreak of COVID-19 (coronavirus), our Board has closely monitored Change Healthcare’s business and response, receiving frequent updates and briefings from management who, under the leadership of our Chief Executive Officer and executive leadership team, were able to maintain business continuity, proactively act in the best interests of our business and stockholders over the short and long term, and maintain the health and safety of our most valuable asset - our employees.

Board’s Role in Long-Term Strategic Planning

Our Board takes an active role engaging with management to formulate Change Healthcare’s long-term strategy for stockholder value creation.

The Board and management deliberate on the execution of Change Healthcare’s long-term strategic plans, the status of key strategic initiatives, opportunities and risks facing Change Healthcare. Additionally, our Board periodically devotes time to conduct a long-term strategic review with management. During these reviews, our Board and management discuss, among other things, emerging innovations, competition, risks to the business, technological and industry trends, and short and long-term plans and priorities for each of our business units.

Through these processes, our Board focuses its collective experience and perspective on the most critical long-term strategic issues and opportunities facing Change Healthcare.

Committees of the Board

Board Committees

To support sound, transparent and effective corporate governance, our Board delegates certain responsibilities to our Board committees. We have four standing committees: the Audit Committee; the Compensation Committee; the Nominating and Corporate Governance Committee; and the Compliance Committee. Each director who serves on our committees is independent. The Board may also establish, from time to time, any other committees that it deems necessary or desirable. The committee charters for the Audit Committee, Compensation Committee, and the Nominating and Corporate Governance Committee are available on our Investor Relations section of our corporate website at http://ir.changehealthcare.com under Corporate Governance. Directors serve on these committees until otherwise determined by our Board.

Committee Composition

Committees	Diana McKenzie	Neil Simpkins	Nicholas Kuhar	Philip Pead	Phillip Roe	Robert Zollars	Nella Domenici	Bansi Nagji
Audit

Compensation

Nominating & Corporate Governance

Compliance

indicates the chair of the relevant committee.

indicates committee membership.

Board and Committee Responsibilities

Committee Responsibilities

The following functions are expected to be the common recurring activities of our Board committees in carrying out their responsibilities. These functions serve as a guide, with the understanding that our committees may carry out additional functions and adopt additional policies and procedures as may be required or appropriate in light of changing business, legislative, regulatory, or other conditions. Our committees may also carry out any other responsibilities and duties delegated to them by the Board from time to time.

Audit Committee

Members: Phillip Roe (Chair), Nella Domenici, Diana McKenzie, Philip Pead

•   Engage and monitor independent registered public accounting firm

•   Review the quality and integrity of the accounting and financial reporting process

•   Oversee internal audit

•   Review and approve legal and regulatory requirements applicable to financial statements and accounting

Compensation Committee

Members: Neil Simpkins (Chair), Nicholas Kuhar, Bansi Nagji, Robert Zollars	• Set compensation for executive officers and directors • Monitor incentive and equity-based compensation plans • Oversee, approve and evaluate the continuity/succession planning process

Nominating and Corporate Governance Committee

Members: Robert Zollars (Chair), Nicholas Kuhar, Bansi Nagji, Neil Simpkins

•   Establish and monitor board selection, composition and evaluation

•   Recommend, review and establish committee selection, composition and evaluation

•   Review the adequacy and development of sound corporate governance

Compliance Committee

Members: Philip Pead (Chair), Nella Domenici, Diana McKenzie, Phillip Roe

•   Oversee compliance with applicable laws and regulations

•   Review the code of business conduct

•   Review the compliance and ethics program plan

•   Advise on policies and procedures

•   Oversee and monitor the compliance, privacy and information security programs

•   Direct compliance and ethical education and training programs

•   Manage procedures for receipt, retention, and treatment of complaints

•   Review the function, organizational structure, and activities of the compliance functions

Board Independence

Independence Standards and Independence of Directors

Independent Directors of Change Healthcare are determined according to Rule 5605(a)(2) of the Nasdaq listing requirements. The Nasdaq independence requirements include a two-part test: (i) the director must not be an employee of the Company and must not engage in various types of business dealings with the Company and (ii) the Board affirmatively determines that the Director has no direct or indirect relationship with the Company that would interfere with the exercise of independent judgment in carrying out the responsibilities of a Director.

In making these determinations, our Board broadly considers all relevant facts and circumstances, including detailed written information provided by each Director regarding each Director’s business and personal activities as they may relate to the Company and our management.

Majority of Independent Directors

9 of our 10 Director nominees are independent of Change Healthcare and management, in accordance with Nasdaq requirements and our Corporate Governance Guidelines.

Our Chief Executive Officer, Neil de Crescenzo, is the only member of the Board who is not independent.

Independent Advisors

In addition, our Board and each committee has the power to retain, terminate and approve the fees of independent consultants, legal, financial, accounting and other advisors, at Change Healthcare’s expense, as necessary and appropriate and in accordance with our Board committee charters, to assist in their duties to Change Healthcare and our stockholders.

Board Committee Independence

Committee Independence

All Board committees are comprised of independent Directors, as required by SEC rules and the listing rules of the Nasdaq Stock Market applicable to Board and committee service.

Financial Expertise

Each member of the Audit Committee has sufficient knowledge in financial and auditing matters to serve on the Audit Committee. In addition, Mr. Roe and Ms. Domenici meet the Nasdaq listing standard of financial sophistication and are “audit committee financial experts” under the SEC rules.

Board Composition and Leadership Structure

In accordance with our Corporate Governance Guidelines, we believe that it is important that our Board retain the flexibility to optimally address the needs of our business. At this time, we believe it is in the best interest of the business and our stockholders that the roles of Chair and Chief Executive Officer be separate.

Our President and Chief Executive Officer, Neil de Crescenzo, is a member of our Board as a non-independent Director. In choosing our Chief Executive Officer, the Board considered Mr. de Crescenzo’s significant management and leadership experience as a member of our management team and from his service in multiple management and leadership positions within large providers of software and technology products and services and Mr. de Crescenzo’s many years of experience in the healthcare software and information technology industries.

Howard Lance is Chairman of the Board. Mr. Lance brings extensive leadership and management skills developed through his prior services as a chief executive officer and director of other public companies, in addition to his past experience as chairman of legacy Change Healthcare. Mr. Lance presides over our Board meetings as Chairman of the Board.

Qualifications of Directors

In accordance with our Corporate Governance Guidelines, our Nominating and Corporate Governance Committee monitors the mix of specific experience, qualifications and skills of our Directors in order to assure that our Board, as a whole, has the necessary tools to perform its oversight function effectively in light of Change Healthcare’s business, structure and risk.

In determining the qualifications of our Directors, our Nominating and Corporate Governance Committee considers individual qualifications which include strength of character, mature judgment, industry knowledge related to Change Healthcare, independence of thought and an ability to work collegially with the other directors serving on our Board. In assessing the diversity of skill sets for our Directors, and in accordance with our Corporate Governance Guidelines, our Nominating and Corporate Governance Committee considers various and relevant career experience, diversity of background, existing commitments to other companies, potential conflicts of interest with other pursuits, legal considerations such as antitrust issues, corporate governance background, relevant technical skills, relevant business or government acumen, financial and accounting background, technology background, healthcare background, compliance background, executive compensation background and the size, composition and combined expertise of our existing Board. While neither the Nominating and Corporate Governance Committee nor the Board has adopted a formal policy regarding diversity, they evaluate each candidate in the context of the Board’s membership as a whole and seek to achieve a mix of members that represents a diversity of background and experience in order to promote the representation of diverse views on the Board.

Succession Planning

Our Chairman oversees and facilitates, in consultation with our Chief Executive Officer and our Chief People Officer, annual review of a succession plan relating to our Chief Executive Officer and other executive officers that is developed by management. Our Board also delegates oversight of the succession plan developed by management to the Compensation Committee of the Board. The succession plan includes, among other things, an assessment of the experience, performance and skills for possible successors to our Chief Executive Officer. In addition, our Board approves and maintains a process regarding Chief Executive Officer succession in the event of an emergency or other sudden temporary or permanent absence of our Chief Executive Officer or executive officers.

Board Governance

Board and Committee Self-Evaluations and Individual Director Evaluations

Acting through the Nominating and Corporate Governance Committee and with the assistance of our Chairman, the Board conducts a self-evaluation periodically to determine whether it and its committees are functioning effectively. Such evaluation may include consideration of the individual performance of Directors serving on our Board. The Nominating and Corporate Governance Committee will also review the overall process to consider and determine the optimal method for conducting the evaluation.

Board Nomination Process, Identifying Nominees for Election to the Board, Newly Appointed Directors

The Nominating and Corporate Governance Committee is responsible for identifying, evaluating and recommending nominees for election to our Board. Final selection of Director nominees for election remains within the sole discretion of our Board.

Depth of experience, fitness and the ability to make meaningful contributions to our Board’s oversight of the business and affairs of Change Healthcare in addition to a willingness to exercise independent judgment, and an impeccable reputation for honest and ethical conduct that align with our core values, are important factors when identifying opportunities to add new directors to our Board. Additionally, in identifying new Director candidates, our Board evaluates a candidate’s time commitments to ensure the appropriate amount of time, energy, and care is given to the needs of our business.

Our Nominating and Corporate Governance Committee often identifies potential director candidates by asking current directors and executive officers for their recommendations of persons they believe possess the right mix of criteria and qualifications, and are prepared to represent the best interests of Change Healthcare and our stockholders. Our Nominating and Corporate Governance Committee may also engage firms that specialize in identifying director candidates to our Board. Director nominations also may be made at the recommendation of stockholders pursuant to our Amended and Restated Bylaws.

Our Nominating and Corporate Governance Committee will evaluate candidates for nomination for election to the Board of Directors, including those recommended by stockholders on a substantially similar basis as it considers other nominees. Our amended and restated bylaws establish advance notice procedures with respect to the nomination of candidates for election as Directors, other than nominations made by or at the direction of the Board of Directors or a committee of the board of directors. In order for any matter to be “properly brought” before a meeting, a stockholder will have to comply with advance notice requirements and provide us with certain information. Generally, to be timely, a stockholder’s notice must be received at our principal executive offices not less than 90 days nor more than 120 days prior to the first anniversary date of the immediately preceding annual meeting of stockholders. Our Amended and Restated Bylaws also specify requirements as to the form and content of a stockholder’s notice.

Our stockholders agreement grants Blackstone the right to designate nominees to our Board of Directors subject to the maintenance of certain ownership requirements. Mr. Nicholas L. Kuhar and Mr. Neil P. Simpkins, who are each employees of Blackstone, were designated by Blackstone in accordance with the stockholders agreement. For additional information on our stockholders agreement, see “Certain Relationships and Related Transactions—Stockholders Agreement.”

Director Orientation and Continuing Education

Management, working with our Board, provides an orientation process for new Directors and coordinates Director continuing education programs. The orientation programs are designed to familiarize new Directors with Change Healthcare’s businesses, strategies, significant financial, accounting and risk management issues, corporate governance and compliance policies, and internal and external auditors. As appropriate, management creates opportunities for additional educational sessions for our Directors on matters relevant to Change Healthcare, our business, and our industry, as well as educational programs relevant to their director responsibilities.

Stockholder Engagement

Our Board and management believe engagement with our stockholders is a hallmark of sound, transparent and effective corporate governance. Consistent with our core values, we earn trust and include all. When we include all, we celebrate different ways of thinking and know that great perspectives come from outside the boardroom.

Stockholder Communications with Directors

Anyone who would like to communicate with, or otherwise make any concern known directly to the chairman of any of the Audit, Compensation, Nominating and Corporate Governance and Compliance Committees, the Chairman of the Board, or to the independent Directors as a group, may do so by addressing such communications or concerns to our Corporate Secretary, Attention: Carrie A. Ratliff, 3535 Piedmont Rd, Building 14, Suite 600, Atlanta, GA 30305 or corporatesecretary@changehealthcare.com who will forward such communications to the appropriate party.

Stock Ownership Guidelines for Directors

The Compensation Committee established stock ownership guidelines for our Directors to encourage these individuals to maintain a significant ownership interest in the Company. Each Director is required to own Change Healthcare common stock equal in value to at least five times his or her annual cash retainer fees, excluding any fees received for serving as chair of a committee. For purposes of meeting these requirements, ownership includes not only shares owned directly by the Director, but also shares and stock-settled RSUs awarded under our long-term incentive equity plans. The Compensation Committee monitors annually each Director’s progress toward meeting these targets over a five-year period, at the end of which the Director is expected to have reached the applicable ownership level. All of the Company’s Directors are in compliance with the stock ownership guidelines (either because they fulfill the ownership requirements or remain within the five-year period for fulfilling the ownership requirements).

Item 11.	Executive Compensation

Compensation Discussion & Analysis

Fiscal Year 2021 Named Executive Officers

This Compensation Discussion and Analysis describes our executive compensation program related to the year ended March 31, 2021. Our named executive officers for the 2021 fiscal year were:

•	Neil E. de Crescenzo, President and Chief Executive Officer

•	Fredrik J. Eliasson, Executive Vice-President, Chief Financial Officer

•	Kriten J. Joshi, Executive Vice-President and President, Network Solutions

•	Steven B. Martin, Executive Vice-President, Enterprise Technology

•	Roderick O’Reilly, Executive Vice-President and President, Software and Analytics

Our Compensation Philosophy

Our compensation philosophy is based on our belief that our compensation programs should align our named executive officers’ interests with those of Change Healthcare and its stockholders in achieving positive and accountable business results and our strategic objectives. Accordingly, in determining the compensation of our named executive officers, we are guided by the following key principles:

•

Attract, Retain, Motivate and Reward. Attract, retain, motivate and reward highly qualified and talented executives who possess the skills to achieve our innovation and growth objectives in a competitive technology industry.

•

Pay for Performance. Align the named executive officers’ compensation with performance against our short- and long-term Company growth and profitability objectives by rewarding results that meet or exceed these objectives.

•	Competitive Compensation. Set total target direct compensation for the named executive officers at levels competitive with peer companies and consistent with market practice.

•	Stockholder Alignment. Reward the named executive officers for creating long-term stockholder value, thus aligning their interests with those of our stockholders.

We strive to maintain a performance-oriented culture and provide compensation that rewards our named executive officers when they help us achieve our objectives. At the same time, we believe an appropriate portion of their compensation should be at risk if the Company fails to achieve its goals. Consistent with this philosophy, we have sought to create an executive compensation package that balances short-term versus long-term components, cash versus equity elements and fixed versus contingent payments in ways that we believe will best motivate our named executive officers.

The Role of the Compensation Committee and Management

Our Compensation Committee maintains strategic oversight of our compensation and benefit programs.

Scope

The Compensation Committee works directly with our Chief Executive Officer to set annual compensation for our named executive officers other than our Chief Executive Officer. To this end, our Chief Executive Officer completes an evaluation of each named executive officer, makes recommendations regarding the compensation of each named executive officer and presents his evaluations and compensation recommendations to the Compensation Committee.

Process

In implementing our compensation philosophy described above, the Compensation Committee sets the annual compensation of our named executive officers after considering the following evaluations and recommendations from our Chief Executive Officer: (i) the nature, responsibilities and experience of each named executive officer; (ii) the named executive officer’s contribution to achieving the company’s objectives; and (iii) the named executive officer’s achievement of his or her individual objectives. The Compensation Committee sets the compensation of our Chief Executive Officer in a meeting at which the Chief Executive Officer is not present. The compensation for our named executive officers is set and recommended for adoption at meetings of the Compensation Committee generally held in the first quarter of each fiscal year.

Role of the Compensation Consultant

Prior to November 2020, the Compensation Committee engaged Radford, a unit of Aon, plc. Following the expiration of that engagement, the Compensation Committee engaged Compensia, a compensation consulting firm (the “Consultant”), to assist in aligning compensation for our named executive officers with market practices. The Compensation Committee has concluded that the Consultant is an independent consultant after considering the factors relevant to the Consultant’s independence from management, including the factors set forth by the SEC rules regarding compensation consultant independence, and Compensia does not provide any services to us other than the services provided to the Board and its committees. Based on input from the Consultant, we believe that the components and mix of our compensation program are consistent with current competitive compensation components and practices in our industry and align the interests of executives with the interests of our stockholders by correlating pay to the achievement of both short- and long-term objectives.

Our peer group was selected based on weighted parameters and financial information and is intended to ensure that we remain within a reasonable range of the peer median in terms of revenue, headcount and market value. The Compensation Committee periodically reviews our named peer group; however, in light of the previously announced transaction with UnitedHealth Group, no changes were made to our named peer group in fiscal year 2021 and we did not engage in formalized benchmarking against a peer group in fiscal year 2021.

Fiscal Year 2021 Peer Group
Alliance Data Systems Corp.	CoreLogic, Inc.	Nuance Communications Inc.
Allscripts Healthcare Solutions Inc.	Gartner Inc.	Paychex, Inc.
Broadridge Financial Solutions, Inc.	Global Payments Inc.	PTC Inc.
Cadence Design Systems	Jack Henry & Associates, Inc.	Science Applications International Corp.
CDK Global Inc.	Leidos Holdings Inc.	Synopsys, Inc.
Cerner Corp.	ManTech International Corporation	Teradata Corp.
Citrix Systems, Inc.	NortonLifeLock Inc.	Unisys Corp.

Components of Our Executive Compensation Program

Our Compensation Committee regularly monitors executive compensation trends and best practices, our business needs, and relevant regulatory changes in order to ensure that our compensation program is competitive in the market and align pay to performance. Compensation for our named executive officers consists of the following key components:

•	base salary;

•	annual cash incentive compensation;

•	long-term equity-based awards;

•	non-qualified deferred compensation plans; and

•	retirement benefits.

Base Salary

We provide each named executive officer with a base salary for the services that the executive officer performs for us. This compensation component constitutes a stable element of compensation while other compensation elements are variable. Base salaries are reviewed annually and may be increased based on the individual performance of the named executive officer, Company performance, any change in the executive’s position within our business, the scope of his or her responsibilities and any changes thereto. The base salaries in effect for fiscal year 2021, were as follows: Mr. de Crescenzo, $850,000; Mr. Eliasson, $650,000; Mr. Joshi, $450,883; Mr. Martin, $600,000; and Mr. O’Reilly, $535,580.

None of our named executive officers received increases to their base salaries in fiscal year 2021. Mr. O’Reilly’s compensation was converted to be paid in Canadian dollars in connection with the transfer of his employment to our Canadian payroll effective January 1, 2021, but his compensation was not increased.

Annual Cash Incentive Program

We provide our named executive officers with the opportunity to share in our success through annual cash incentive awards under our annual cash incentive program (the “AIP”). The AIP provides Change Healthcare’s senior management and certain other key employees the opportunity to earn annual cash compensation in addition to their base salaries. The Compensation Committee has general authority for oversight and interpretation of the AIP. The Compensation Committee, with the recommendations of our Chief Executive Officer (other than with respect to himself), is responsible for (i) setting annual objective performance targets; (ii) reviewing actual performance; and (iii) determining the amount of the compensation payable to each named executive officer.

Under the AIP, a participant’s annual target incentive opportunity is calculated as a percentage of the participant’s eligible base salary, with the target percentage generally being aligned with the participant’s level and role at the Company. The funding of annual cash incentive awards under the AIP is generally dependent on achievement of annual objective performance targets by the Company as a whole and of the operating division or divisions to which a participant provides services, if applicable. The amount of compensation a participant is eligible to be paid under the AIP is determined primarily on the basis of objective Company performance measures determined by the Compensation Committee each year. Currently we use Adjusted EBITDA and revenue as these performance measures, with the ability to further reflect the attainment of individual objectives.

After reviewing the actual performance of the Company, the Compensation Committee, with recommendations of our Chief Executive Officer (other than with respect to himself), then undertakes an evaluation of each named executive officer’s performance. The Compensation Committee does not rely on preset formulas, thresholds or multiples in its evaluation, but instead relies upon its and our Chief Executive Officer’s judgment after careful consideration of an executive’s performance during the year against pre-established objectives, leadership qualities, operational performance, business responsibilities, long-term potential to enhance stockholder value, current compensation arrangements and tenure with the Company.

Fiscal Year 2021

The Compensation Committee determined that for fiscal year 2021 company-wide or corporate level financial performance would account for 100% of the annual cash incentive opportunity for Messrs. de Crescenzo, Eliasson and Martin and, for Messrs. Joshi, and O’Reilly, the financial performance of the named executive officer’s corporate business unit would account for 50% of the executive’s annual cash incentive opportunity with company-wide performance as a whole accounting for the remaining 50%. For Messrs. de Crescenzo, Eliasson, and Martin, 60% of the financial performance measures were based on Adjusted EBITDA and 40% was based on revenue targets under the AIP. For Messrs. Joshi, and O’Reilly, 60% of the fiscal year 2021 financial performance measures for both the Company as a whole and the executive’s corporate business unit, as applicable, were equally weighted and based on Adjusted EBITDA targets and 40% were equally weighted and based on revenue targets under the AIP. We believe the combination of these performance factors and the proportionate weighting assigned to each reflected our overall Company goals for fiscal year 2021, which balanced the achievement of revenue growth with improving our operating efficiency. Notwithstanding the establishment of the performance components and the formula for determining the AIP award payment amounts as described below, the Compensation Committee has the ability to exercise positive or negative discretion and award a greater or lesser amount to our named executive officers under the AIP than the amount determined by the above formula if, in the exercise of its business judgment, the Compensation Committee determines that a greater or lesser amount is warranted under the circumstances.

The weighted achievement factor for each of the financial performance measures is generally determined by multiplying the weight attributed to each performance measure by the applicable achievement factor for each measure. For each of the performance measures, the achievement factor is determined by calculating the payout percentage against the target goal based on the following pre-established scale:

	Threshold 50% Achievement Tier		Target 100% Achievement Tier		Maximum 200% Achievement Tier
Categories	Revenue	Adjusted EBITDA	Revenue	Adjusted EBITDA	Revenue	Adjusted EBITDA
Corporate and Corporate Business Units: Network Solutions, Software and Analytics, Technology-Enabled Services	94.0%	88.7%	100%	100%	105.6%	111.0%

If achievement with respect to any performance measure falls between the threshold and target payout percentages, or between the target and maximum payout percentages, the achievement factor for that particular performance measure will be interpolated on a straight-line mathematical basis. If achievement with respect to any performance measure does not reach threshold payout percentage, then that measure will be deemed to have 0% attainment.

The following tables outline the calculation of the funding attainment based on the pre-established scale associated with our actual results against the targets and the resulting weighted and combined achievement factors:

Messrs. de Crescenzo, Eliasson and Martin

Measure	Weighting	Target ($ in millions)	Actual ($ in millions)	2021 Payout Percentage (% of Target)	2021 Achievement Factor (%)	2021 Weighted Achievement Factor (%)
Corporate Adjusted EBITDA	60%	$796.2	$933.8	117.3%	200%	120%
Corporate Revenue	40%	$2,886.4	$3,027.8	104.9%	187.5%	75.0%

ATTAINMENT						195%

Mr. Joshi

Measure	Weighting	Target ($ in millions)	Actual ($ in millions)	2021 Payout Percentage (% of Target)	2021 Achievement Factor (%)	2021 Weighted Achievement Factor (%)
Corporate Adjusted EBITDA	30%	$796.2	$933.8	117.3%	200%	60%
Corporate Revenue	20%	$2,886.4	$3,027.8	104.9%	187.5%	37.5%
Network Solutions Adjusted EBITDA	30%	$291.9	$377.0	129.2%	200%	60%
Network Solutions Revenue	20%	$637.5	$723.5	113.5%	200%	40%

ATTAINMENT						197.5%

Mr. O’Reilly

Measure	Weighting	Target ($ in millions)	Actual ($ in millions)	2021 Payout Percentage (% of Target)	2021 Achievement Factor (%)	2021 Weighted Achievement Factor (%)
Corporate Adjusted EBITDA	30%	$796.2	$933.8	117.3%	200%	60%
Corporate Revenue	20%	$2,886.4	$3,027.8	104.9%	187.5%	37.5%
Software and Analytics Adjusted EBITDA	30%	$512.3	$525.8	102.6%	131.3%	39.4%
Software and Analytics Revenue	20%	$1,538.2	$1,534.9	99.8%	98.3%	19.7%

ATTAINMENT						156.6%

The Compensation Committee has reserved the ability to adjust the actual financial performance results to exclude the effects of extraordinary, unusual or infrequently occurring events. For fiscal year 2021, the Compensation Committee determined that given the strong company-wide financial performance in an unusual and difficult year due to COVID-19, a harmonized weighted financial performance achievement factor of 173.7% would be applied for all AIP participants, including our named executive officers. Mr. de Crescenzo’s AIP payout is capped at 200% of base salary pursuant to the terms of his employment agreement. In light of the aforementioned factors, the Compensation Committee elected to pay Mr. de Crescenzo a discretionary bonus of $625,409 that would otherwise have been payable under the AIP based upon his combined performance factor, which is reflected in the bonus column of the Summary Compensation Table below. In the case of Mr. O’Reilly, this adjustment resulted in an incremental $77,846 being paid to Mr. O’Reilly, which is reflected in the bonus column of the Summary Compensation Table below. Individual performance factors (discussed below) were also applied in order to determine a combined performance factor for each of our named executive officers.

After determining the financial performance attainment levels, the Compensation Committee, with input from the Chief Executive Officer for all named executive officers participating in the AIP except for himself, then determines each named executive officer’s individual performance attainment based on an assessment of the named executive officer’s achievement of previously established individual performance goals. For fiscal year 2021, the individual performance goals included:

•

For Mr. de Crescenzo: (i) achieve corporate sales, revenue and adjusted EBITDA goals; (ii) improve product management and development talent and processes; (iii) optimize revenue cycle management (RCM) tech and services businesses; (iv) enable operational excellence; and (v) attain measurable improvement in targeted leadership behaviors.

•

For Mr. Eliasson: (i) deliver revenue, adjusted EBITDA and free cash flow performance; (ii) drive transformation and financial insights; (iii) achieve cross-functional operational excellence goals; (iv) create a world-class finance team; and (v) drive further value delivery by finance team.

•

For Mr. Joshi: (i) achieve sales plans, revenue and adjusted EBITDA growth targets; (ii) build, launch and scale new, innovative offerings; and (iii) drive organizational effectiveness, culture and performance.

•

For Mr. Martin: (i) deliver products that meet customer commitments and long term growth plans; (ii) drive operational excellence through exceeding product engineering, IT infrastructure and service excellence goals and managing to financial commitments; (iii) accelerate platform transformation; and (iv) align organization to meet customer, business and strategic objectives.

•

For Mr. O’Reilly: (i) achieve sales plans and improve GTM; (ii) achieve revenue / adjusted EBITDA growth targets; (iii) establish differentiated position and invest in programs to drive mid and long term revenue growth; and (iv) drive organizational effectiveness, culture and performance.

We did not use a formula or assign any particular relative weighting to any individual performance measure. The individual performance attainment percentage can range from 0% to 150%, subject to any overall maximum AIP opportunity set forth in a named executive officer’s offer letter or the Chief Executive Officer’s employment agreement. For fiscal year 2021, the Compensation Committee determined that the following adjustments to the individual performance factors were necessary: Mr. de Crescenzo received a 105% multiplier due to managing significant unexpected risks and achieving strong financial performance despite the impact of COVID-19; Mr. Eliasson received a 105% multiplier due to managing significant unexpected risks and achieving strong financial performance despite the impact of COVID-19; Mr. Joshi received a 150% multiplier exceeding sales and financial performance targets, leading two acquisitions providing the company’s entry into the pharmacy market, and the introduction of new products; Mr. Martin received a 110% multiplier due to strong performance against engineering, IT infrastructure and service, organizational and transformation objectives; and Mr. O’Reilly received a 100% multiplier due to broadly attaining his objectives.

For fiscal year 2021, our named executive officers’ target annual cash incentive award as a percentage of eligible base salary was 150% for Mr. de Crescenzo and 85% for Messrs. Eliasson, Joshi, Martin, and O’Reilly.

Actual amounts paid under the AIP were calculated by multiplying each named executive officer’s base salary in effect on March 31, 2021 by (i) his or her AIP target annual cash incentive opportunity (which is reflected as a percentage of eligible base salary); (ii) the executive’s weighted financial performance achievement factor; and (iii) the individual performance attainment percentage.

The following table illustrates the calculations of the annual cash awards payable to each named executive officer under the 2021 AIP based on fiscal year 2021 financial performance and individual performance.

Name	Eligible Base Salary ($)		Target AIP Award (% of Base Salary)	Target AIP Opportunity ($)	Combined Performance Factor (%)		Actual Payout ($)
Mr. de Crescenzo	$850,000		150%	$1,275,000	183.4	%(1)	$1,700,000	(1)
Mr. Eliasson	650,000		85%	552,500	182.4%		$1,007,677
Mr. Joshi	450,883		85%	383,251	260.6%		$998,559
Mr. Martin	600,000		85%	510,000	191.1%		$974,457	(2)
Mr. O’Reilly	535,580	(3)	85%	455,243	173.7%		$790,757

(1)

Mr. de Crescenzo’s AIP payout is capped at 200% of base salary under the terms of his employment agreement. The Compensation Committee granted Mr. de Crescenzo a discretionary bonus of $625,409 that would otherwise have been payable under the AIP based upon his combined performance factor.

(2)	Mr. Martin’s AIP payout was pro-rated based on his hire date of April 13, 2020.
(3)	This amount reflects Mr. O’Reilly’s base salary in US dollars using an exchange rate of $0.796110 as in effect on March 31, 2021.

Sign-on, Retention and Discretionary Bonuses

From time to time, we may award sign-on, retention and discretionary bonuses to attract or retain executive talent. Generally, sign-on bonuses are used to incentivize candidates to leave their current employers or may be used to offset the loss of unvested compensation they may forfeit as a result of leaving their current employers. In fiscal 2021, the Company paid a $250,000 sign on bonus to Mr. Martin in accordance with the terms of his offer letter and a $25,000 transition bonus to Mr. O’Reilly upon his transition from an international assignment to a local compensation package.

Equity-Based Awards

In fiscal year 2021, certain Directors and key executives, including each of the named executive officers, were granted long-term equity incentive awards under the 2019 Omnibus Incentive Plan (the “Omnibus Plan”) that are designed to align a portion of our named executive officers’ compensation with the interests of our stockholders and to incentivize them to remain in our service. In fiscal year 2021 we granted our named executive officers restricted stock units (RSUs) and performance stock units (PSUs).

Restricted Stock Units

For fiscal year 2021, each of our named executive officers received 50% of his annual equity grant in the form of a grant of time-based vesting RSUs under our Omnibus Plan. These RSUs generally vest over four years, with 25% of the RSUs vesting on each anniversary of the grant date.

Due to requirements imposed by the Tax Matters Agreement between McKesson and the Company in order to preserve McKesson’s tax-free exit, certain of our executives cannot receive shares of our common stock for two years following McKesson’s exit as an investor in the Company, which occurred on March 10, 2020. Therefore, Messrs. de Crescenzo, and Joshi received a grant of both (i) cash-settled RSUs, for awards that could potentially vest within that two-year period (representing 25% of the executive’s RSU grant); and (ii) stock-settled RSUs, for awards that could not vest within that two-year period (representing 75% of the executive’s RSU grant). Subject to the named executive officer’s continued employment, cash-settled RSUs granted to Messrs. de Crescenzo and Joshi vest over one year, with 100% of the cash-settled RSUs vesting on the first anniversary of the grant date. One-third of the stock-settled RSUs will vest on the second anniversary of the grant date, with the remaining two-thirds vesting in equal installments on each of the third and fourth anniversaries of the grant date, subject to the named executive officer’s continued employment. Under the terms of the merger agreement with UnitedHealth Group, at the time of closing all outstanding time-vesting RSUs will be converted into time-vesting RSUs of UnitedHealth Group.

Performance Stock Units

In addition, each of our named executive officers received 50% of his annual equity grant in the form of PSUs that may be earned based upon the achievement of certain revenue and Adjusted EBITDA targets over a three-year performance period, with a weighting of 60% for the revenue targets and 40% for the Adjusted EBITDA targets. The number of PSUs that are earned will be determined following the end of the three-year performance period and any earned PSUs will vest on the fourth anniversary of the grant date.

The total number of PSUs that are earned at the end of the performance period will range from a payout of 0% to a maximum of 200% as determined by measuring actual performance over the performance period for Adjusted EBITDA and Revenue against the performance goals based on a pre-established scale. Payout for achievement between the performance levels will be determined based on a straight-line interpolation of the applicable payout range. Payouts are subject to the named executive officer’s continued employment through the end of the vesting period, and are paid out after the certification of the performance results by the Compensation Committee. The Compensation Committee chose Adjusted EBITDA and Revenue performance goals that are, in the compensation committee’s view, challenging but achievable. Under the terms of the merger agreement with UnitedHealth Group, at the time of closing all outstanding PSUs will be converted to time-vesting RSUs of UnitedHealth Group assuming target performance.

Legacy eRx Replacement Awards

In May 2020, we exercised our option to purchase and completed the acquisition of eRx Network Holdings, Inc. (“eRx”), a leading provider in comprehensive, innovative and secure data-driven solutions for pharmacies. Upon completion of the eRx acquisition all outstanding eRx equity awards were canceled. Holders of eRx stock options and vested eRx stock appreciation rights, including Messrs. de Crescenzo and Joshi, were able to elect to receive consideration in the form of a cash payment or vested stock appreciation rights of the Company. There were 478,180 of vested SARs granted in conjunction with the eRx acquisition, including 314,595 to Mr. de Crescenzo and 72,070 to Mr. Joshi. These awards will remain outstanding until the individual holders exercise their award but are fully vested.

For individuals with unvested eRx equity awards, we elected to issue replacement awards with vesting and exercisability terms generally identical to the existing eRx awards which were replaced. These replacement awards were granted under the Omnibus Incentive Plan and consisted of unvested RSUs and unvested SARs with terms identical to the original eRx awards. In connection with the eRx acquisition, Mr. de Crescenzo and Mr. Joshi received 64,327 and 18,011 RSUs, respectively. The awards vest subject to the employee’s continued employment through the date when Blackstone has sold at least 25% of the maximum number of shares held by it (i.e., a liquidity event) and achieved specified rates of return that vary by award. Upon vesting and upon exercise of the outstanding vested SARs, we are required to pay cash in settlement of such eRx awards based on their fair value at the vesting date.

Retirement and Other Benefits

Our named executive officers are eligible to receive the same benefits we provide, and to participate in all plans we offer, to other full-time employees, including health and dental insurance, group term life insurance, short-and long-term disability insurance, other health and welfare benefits, our 401(k) Savings Plan or, in the case of Mr. O’Reilly after January 1, 2021, our Group Registered Retirement Plan (including, in each case, Change Healthcare’s matching contribution) and other voluntary benefits.

In fiscal year 2021, Change Healthcare offered two unfunded, nonqualified retirement plans, the DCAP and Supplemental 401(k) Plan, to select executives employed by Change Healthcare, including named executive officers on U.S. payroll. For more information regarding the Company’s retirement plans, see “Narrative to Nonqualified Deferred Compensation for Fiscal Year 2021 Table.”

Perquisites

We offer a limited number of perquisites for our named executive officers, including annual executive physical exams. In addition, Mr. O’Reilly was on an international assignment until March 15, 2020 and was entitled to certain additional benefits in connection with such assignment (including certain tax equalization and gross ups thereon) that were payable to him in calendar year 2020. The value of other perquisites offered to our named executive officers was not above $10,000 and therefore is not reflected in the Summary Compensation Table. The Compensation Committee regularly reviews the benefits provided to our executives and makes appropriate modifications based on the value of these benefits.

Change in Control and Severance Arrangements

We have developed market-competitive executive severance guidelines (the “Executive Severance Guidelines”). With the exception of Mr. de Crescenzo, who remains party to an employment agreement with us, Mr. Eliasson whose offer letter provides certain severance protections, and Mr. O’Reilly who is statutorily required to have an employment agreement in Canada, none of our named executive officers is subject to an employment agreement but are instead subject to our Executive Severance Guidelines. The Executive Severance Guidelines generally provide for (i) a lump sum severance payment equal to twelve months of base salary; and (ii) a lump sum payment equal to the cost of continued health care coverage at active employee rates for 12 months should the named executive officer’s employment be terminated either by us without cause or by the executive due to constructive termination. The benefits provided under the Executive Severance Guidelines are contingent upon the affected named executive officer’s execution and non-revocation of a general release of claims and compliance with specified restrictive covenants.

Mr. de Crescenzo is party to an employment agreement with us governing the terms of his employment and any future separation. Pursuant to Mr. de Crescenzo’s employment agreement, we provide salary continuation and other benefits in the event of involuntary or, in certain cases, constructive terminations of his employment without cause. Pursuant to his employment agreement, Mr. de Crescenzo is subject to restrictive covenants, including confidentiality, non-competition and non-solicitation obligations pursuant to a restrictive covenant agreement with the Company. The amounts payable to Mr. de Crescenzo upon a termination of employment are subject to Mr. de Crescenzo’s execution and non-revocation of a general release of claims in favor of the Company.

Mr. Eliasson’s offer letter provides that he will receive severance benefits in accordance with the Executive Severance Guidelines in place at the time of his separation from employment. However, if his employment is terminated by the Company without “cause” (as such term is defined in the Executive Severance Guidelines) or by Mr. Eliasson for “good reason” (as such term is defined in the HCIT Holdings, Inc. 2009 Equity Incentive Plan (the “2009 Equity Plan”)), his offer letter provides that he will be entitled to no less than a lump sum payment equal to (i) one-times his base salary; (ii) his target AIP bonus plus (iii) a lump sum amount equal to the portion of health insurance premium that the Company would have paid for active employees with similar coverage for a period of 12 months. These payments and benefits are contingent upon Mr. Eliasson’s execution and non-revocation of a general release of claims in favor of the Company. Mr. Eliasson is subject to restrictive covenants, including confidentiality, non-competition and non-solicitation obligations pursuant to a restrictive covenant agreement with the Company.

Mr. O’Reilly’s employment was transferred from the United States to Canada effective January 1, 2021 and all employees located in Canada are statutorily required to have an employment agreement. If Mr. O’Reilly’s employment is terminated without “cause” by the Company or by Mr. O’Reilly for “good reason” (as such terms are defined under the Executive Severance Guidelines or Canadian law, as applicable), in addition to certain accrued amounts, Mr. O’Reilly will be entitled to receive (i) 12 months of base salary and (ii) continued coverage under the Company’s Canadian medical, dental and prescription drug plans on the same terms as active employees during the 12 month period following termination of employment. In addition, if Mr. O’Reilly’s employment is terminated by the Company within 12 months of a change in control, he will also be entitled to a payment equal to his target bonus. The amounts payable to Mr. O’Reilly upon a termination of employment are subject to Mr. O’Reilly’s execution and non-revocation of a general release of claims in favor of the Company. Mr. O’Reilly is subject to restrictive covenants, including confidentiality, non-competition and non-solicitation obligations pursuant to a restrictive covenant agreement with the Company.

In addition to any existing severance arrangements, any other compensation and benefits ultimately awarded in connection with a separation are determined at the discretion of the Compensation Committee and may be based on the executive, his or her position, the nature of the potential separation and such executive’s compliance with specified post-termination restrictive covenants.

Changes to Equity Award Change in Control Provisions

In March 2020, the Compensation Committee approved an amendment to the Company’s outstanding equity award agreements to provide for “double-trigger” vesting treatment for outstanding equity awards, including those granted to our named executive officers. This amendment applies to outstanding performance vesting options, performance share awards, restricted stock units and performance share units granted under both the 2009 Equity Plan and the Omnibus Plan. For purposes of these awards, “double-trigger” vesting treatment means that, in the event of a termination of employment by us without “cause” (as defined in the applicable plan) or a resignation by an individual for “good reason,” in either case, within 12 months following a “change in control” (as such term, or similar term, is defined in the applicable plan), the vesting of these outstanding equity awards will be accelerated.

For purposes of the amendment, “good reason” means: (i) a material diminution in the executive’s authority, title, duties or responsibilities, or the assignment to the executive of any duties inconsistent with the executive’s position; (ii) a material reduction in the executive’s base salary or target bonus opportunity; (iii) relocation by more than 50 miles of the executive’s principal place of employment; or (iv) a material reduction in the level of employee benefits provided to the executive.

See “Potential Payments upon a Termination or Change in Control,” which describes the payments to which our named executive officers may be entitled under their individual employment arrangements or the Executive Severance Guidelines, as applicable.

Employment Agreements

With the exception of Mr. de Crescenzo, who remains party to an employment agreement with us, Mr. Eliasson whose offer letter provides certain severance protections, and Mr. O’Reilly who is statutorily required to have an employment agreement in Canada, none of our named executive officers are subject to an employment agreement. The Compensation Committee believes that employment agreements are not necessary to attract members of our executive team and, going forward, entering into employment agreements with executives will be done on an exception-only basis as recommended by the Compensation Committee and approved by the board of directors. Due to the changing marketplace in which we compete for talent, the Compensation Committee regularly reviews this practice to help ensure that we remain competitive in our industry.

UnitedHealth Group Merger

See “Interests of Change’s Executive Officers and Directors in the Merger” in the Definitive Proxy Statement on Schedule 14A that we filed with the SEC on March 5, 2021 for a discussion of the interests our directors and executives officers have in the merger with UnitedHealth Group and for a description of certain compensation actions expected to be taken in fiscal 2022.

Stock Ownership Guidelines

In fiscal year 2020, the Compensation Committee established stock ownership guidelines for the named executive officers to encourage these individuals to maintain a significant ownership interest in the Company and to help align the interests of the executives with the long-term objectives of the Company. Our Chief Executive Officer is required to own Change Healthcare common stock equal in value to at least six times his annual salary. Each of the other named executive officers is required to own Change Healthcare common stock equal in value to at least three times his annual salary. For purposes of meeting these requirements, ownership includes not only shares owned directly by the named executive officer, but also shares and stock-settled RSUs awarded under our long-term incentive equity plans. The Compensation Committee will monitor annually each named executive officer’s progress toward meeting these targets over a five-year period, at the end of which the named executive officer is expected to have reached the applicable ownership level.

Anti-Hedging and Anti-Pledging Policy

The Company’s Securities Trading Policy, applicable to all employees, directors and officers, prohibits the hedging (including through prepaid variable forward contracts, equity swaps, collars, and exchange funds), pledging or short-selling of the Company’s stock. None of our named executive officers engaged in any hedging or pledging activities with respect to the Company’s stock during fiscal year 2021.

Clawback Policy

The Compensation Committee adopted the Incentive Compensation Clawback Policy (the “Clawback Policy”) in order to ensure that incentive compensation is paid or awarded based on accurate financial results and the correct calculation of performance against incentive targets. For purposes of the Clawback Policy, incentive compensation means performance bonuses and long-term incentive awards, including cash, stock options, stock appreciation rights, restricted stock, RSUs, PSUs or other equity-based awards that have been paid, granted, vested, settled or accrued. In the event of a significant restatement of our financial results due to material non-compliance with financial reporting requirements or if a covered person engages in any detrimental activity, the Compensation Committee reserves the right to seek recovery of any overpayment of any incentive compensation or cause the reduction, cancellation or forfeiture of any incentive compensation. The Clawback Policy covers all current and former Section 16 officers as well as any other current and former employee designated by the Board of Directors, the Compensation Committee or the Chief Executive Officer.

Report of the Compensation Committee

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on its review and discussion with management, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021.

Neil P. Simpkins, Chairman

Bansi Nagji

Nicholas L. Kuhar

Robert J. Zollars

Compensation Committee Interlocks and Insider Participation

During fiscal 2021, the members of the Compensation Committee were Messrs. Simpkins, Nagji, Kuhar and Zollars, none of whom was, during the fiscal year, an officer or employee of the Company and none of whom has ever served as an officer of the Company. Messrs. Simpkins and Kuhar are affiliates of Blackstone. During fiscal 2021, none of our executive officers served as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity whose executive officers served on our Compensation Committee or the Board. We are parties to certain transactions with Blackstone described under “Certain Relationships and Related Transactions.”

Tabular Executive Compensation Disclosure

Summary Compensation Table

The following table summarizes the compensation earned by each of our named executive officers for the fiscal years indicated.

Name and Principal Position	Year	Salary ($)		Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)
Neil E. de Crescenzo	2021	850,000		625,409	6,283,183	—	1,700,000	64,507	9,523,099
President and Chief Executive Officer	2020	850,000		—	7,496,062	—	1,124,805	30,981	9,501,848
	2019	750,000		—	—	895,425	778,125	12,360	2,435,910

Fredrik J. Eliasson	2021	650,000		—	3,403,388	—	1,007,677	9,975	5,071,040
Executive Vice President, Chief Financial Officer	2020	650,000		—	2,607,338	—	487,416	10,612	3,755,366
	2019	650,000		—	—	6,566,450	573,219	52,928	7,842,597

Kriten J. Joshi	2021	450,883		—	1,308,986	—	998,559	9,975	2,768,403
Executive Vice President and President, Network Solutions	2020	450,883		—	1,303,654	—	477,913	9,800	2,242,250

Steven B. Martin	2021	581,818		250,000	2,928,984	—	942,420	15,234	4,718,456
Executive Vice President Enterprise Technology

Roderick O’Reilly	2021	508,895	(1)	102,846	1,308,986	—	712,911	536,452	3,170,090
Executive Vice President and President, Software and Analytics	2020	392,440		90,627	1,499,185	—	237,150	891,547	3,110,949
	2019	410,898		179,896	—	1,522,223	350,492	604,540	3,068,049

(1)

From April 1, 2020 until December 31, 2020, Mr. O’Reilly received his cash compensation in U.S. dollars. Following his transfer to Canadian payroll effective January 1, 2021, Mr. O’Reilly received his cash compensation in Canadian dollars. The base salary amount in the table above for fiscal year 2021 reflects the sum of his base salary in U.S dollars plus his base salary in Canadian dollars as converted to U.S. dollars using an exchange rate of $0.796110, as in effect on March 31, 2021.

(2)

For fiscal year 2021, the amounts in this column represent a sign on bonus paid to Mr. Martin in April 2020 in accordance with his offer letter and the $25,000 transition bonus paid to Mr. O’Reilly in April 2020 upon his transition from an international assignment to a local compensation package. For Mr. O’Reilly, amounts also include the $77,846 discretionary portion of the annual cash incentive award earned under the AIP. For Mr. de Crescenzo, amounts also include a discretionary cash bonus of $625,409 that would otherwise have been earned under the AIP, but for the cap of such bonus equal to 200% of Mr. de Crescenzo’s base salary as set forth in his employment agreement. The terms of the AIP are described more fully above under “—Compensation Discussion and Analysis —Annual Cash Incentive Program—Fiscal Year 2021” above.

(3)

The amounts reported in this column reflect the aggregate grant date fair value of the awards. We calculate the grant date fair value of these awards in accordance with FASB ASC Topic 718 (“Topic 718”), using the assumptions discussed in Note 18: Incentive Compensation Plans of the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2021. With respect to the cash-settled RSUs granted to Messrs. de Crescenzo and Joshi, which are accounted for as liability awards, the amounts reported in this column reflect the fair value of the RSUs on the date of grant calculated in accordance with Topic 718. The grant date fair value of the PSUs was computed in accordance with Topic 718 based upon the probable outcome of the performance conditions as of the grant date. Assuming the highest level of performance achievement as of the grant date, the aggregate grant date fair value of the performance awards would have been: Mr. de Crescenzo — $6,281,929; Mr. Eliasson — $3,402,693; Mr. Martin — $1,308,726; Mr. Joshi — $1,308,726; and Mr. O’Reilly — $1,308,726.

(4)

The amounts reported in this column represent the amounts earned by our named executive officers under the AIP. The terms of the AIP are described more fully above under “—Compensation Discussion and Analysis —Annual Cash Incentive Program—Fiscal Year 2021” above.

(5)

The amounts reported in the “All Other Compensation” column reflect the sum of: (i) the amounts contributed by the Company to the 401(k) Savings Plan, the Group Registered Retirement Plan and Supplemental 401(k) Plan, as applicable; (ii) housing and other benefits provided to Mr. O’Reilly in connection with international assignments (and related tax equalization and gross-ups thereon). The narrative following the table below describes these components of All Other Compensation.

Name	Defined Contribution Plan Matching Contribution ($)(a)	Supplemental 401(k) Plan Contributions ($)(b)	Housing and Other International Assignment Expenses and Allowances ($)(c)	International Assignment Tax Gross-Ups and Tax Equalization Benefits ($)(c)	Total ($)
N. de Crescenzo	8,116	56,391			64,507
F. Eliasson	9,975				9,975
S. Martin	15,234				15,234
K. Joshi	9,975				9,975
R. O’Reilly	37,271	23,653		475,528	536,452

(a)

Amounts disclosed in this column reflect Company contributions to our 401(k) Savings Plan and/or, in the case of Mr. O’Reilly, the Group Registered Retirement Plan, our defined contribution plan in Canada.

(b)	Amounts disclosed in this column reflect Company contributions to the Supplemental 401(k) Savings Plan.
(c)

The amount disclosed in this column reflects Mr. O’Reilly’s tax equalization benefits and the tax gross-ups related to Mr. O’Reilly’s expatriate and tax equalization benefits. Mr. O’Reilly’s international assignment ended March 15, 2020.

Amounts shown in the table reflect the components of All Other Compensation, including any perquisites and personal benefits received by named executive officers in fiscal year 2021 to the extent that the total value of such perquisites and personal benefits was equal to or exceeded $10,000. Items deemed perquisites are valued on the basis of their aggregate incremental cost to the Company. For fiscal year 2021, the value of any perquisites to our named executive officers, other than Mr. O’Reilly, did not equal or exceed $10,000.

Grants of Plan-Based Awards in Fiscal Year 2021

The following table provides information relating to (i) awards granted under our AIP; and (ii) RSUs and PSUs granted during fiscal year 2021.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares or Units (#)	Grant Date Fair Value of Stock and Option Awards ($)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
N. de Crescenzo
AIP(1)		0	1,275,000	1,700,000
RSUs(2)	6/17/2020							197,541	2,356,664
Cash-Settled RSUs(3)	6/17/2020							65,847	785,555
PSUs(4)	10/29/2020				110,132	220,264	440,528		3,140,965

F. Eliasson
AIP(1)		0	552,500	1,657,500
RSUs(2)	6/17/2020							142,669	1,702,041
PSUs(4)	10/29/2020				59,655	119,309	238,618		1,701,346

K. Joshi
AIP(1)		0	383,251	1,149,752
RSUs(2)	6/17/2020							41,154	490,967
Cash-Settled RSUs(3)	6/17/2020							13,718	163,656
PSUs(4)	10/29/2020				22,944	45,888	91,776		654,363

S. Martin
AIP(1)		0	510,000	1,530,000
RSUs(5)	4/13/2020							153,846	1,619,998
RSUs(2)	6/17/2020							54,872	654,623
PSUs(4)	10/29/2020				22,944	45,888	91,776		654,363

R. O’Reilly
AIP(1)		0	455,243	1,365,729
RSUs(2)	6/17/2020							54,872	654,623
PSUs(4)	10/29/2020				22,944	45,888	91,776		654,363

(1)

The amounts reported in these columns reflect the full year annual cash incentive award opportunity range under our AIP for fiscal year 2021, the terms of which are summarized under “Compensation Discussion and Analysis—Annual Cash Incentive Program—Fiscal Year 2021” above. For purposes of this table, the “Threshold” amount shown represents an assumption that the Company achieves only the threshold level of Adjusted EBITDA and the individual performance multiplier is slightly greater than 0%, which would result in a de minimis AIP payout. Under the terms of Mr. de Crescenzo’s employment agreement, his annual cash incentive is capped at 200% of his annual base salary. Mr. Martin’s target and maximum payout is reflected in the table; however, his actual payout was pro-rated based on his hire date of April 13, 2020.

(2)	Reflects time-vesting RSUs granted in fiscal year 2021. The grant date fair value of the RSUs was computed in accordance with Topic 718. See footnote 3 to the Summary Compensation Table.
(3)

Due to requirements imposed by the Tax Matters Agreement between McKesson and the Company in order to preserve McKesson’s tax-free exit, certain of our executives cannot receive shares of our common stock for two years following McKesson’s exit as an investor in the Company, which occurred in March 2020. Therefore, Messrs. de Crescenzo and Joshi received cash-settled RSUs for awards that could potentially vest within that two-year period. The grant date fair value of the cash-settled RSU awards, which are accounted for as liability awards, reflect the fair value of the RSUs on the date of grant calculated in accordance with Topic 718. See footnote 3 to the Summary Compensation Table.

(4)

Reflects PSUs granted in fiscal year 2021. The grant date fair value of the PSUs was computed in accordance with Topic 718 based upon the probable outcome of the performance conditions as of the grant date. See footnote 3 to the Summary Compensation Table.

(5)

Reflects time-vesting RSUs granted as a sign-on equity grant to Mr. Martin on his date of hire. The grant date fair value of the RSUs was computed in accordance with Topic 718. See footnote 3 to the Summary Compensation Table.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

Employment Arrangements

As discussed above, none of our executive officers is party to an employment agreement, other than Mr. de Crescenzo and Mr. Eliasson, and Mr. O’Reilly. The material provisions of Mr. de Crescenzo’s employment agreement and Mr. O’Reilly’s employment agreement are described below. See “Compensation Discussion and Analysis—Employment Agreements” above for additional information.

Mr. de Crescenzo’s Employment Agreement

Mr. de Crescenzo’s amended and restated employment agreement, effective as of June 3, 2017, provides that he is to serve as our President and Chief Executive Officer on an at-will basis. The employment agreement does not contain a specified term and will continue until terminated by either party, provided that Mr. de Crescenzo is required to provide 30 days’ advance written notice prior to his resignation. Mr. de Crescenzo’s employment agreement provides for: (i) a minimum base salary of $721,000; and (ii) eligibility to receive an annual cash incentive award under the AIP with a target of 100% of base salary and a maximum payout of 200% of base salary. Mr. de Crescenzo also is entitled to participate in all employee benefit plans, programs and arrangements generally made available to other executive officers generally. The severance terms contained in Mr. de Crescenzo’s employment agreement are described below under “—Potential Payments Upon Termination or Change in Control—Severance Benefits—Employment Arrangements.”

Mr. O’Reilly’s Employment Agreement

Effective as of January 1, 2021, Mr. O’Reilly’s employment was transferred from the United States to Canada and all employees located in Canada are statutorily required to have an employment agreement. The employment agreement does not contain a specified term and will continue until terminated by either party or by mutual consent, provided that Mr. O’Reilly is required to provide at least two weeks advance written notice prior to his resignation. Mr. O’Reilly’s employment agreement provides for: (i) a minimum base salary of CAN $672,746; (ii) eligibility to receive an annual cash incentive award under the AIP with a target of 85% of base salary; and (iii) eligibility for participation in the Company’s long-term incentive program. Mr. O’Reilly is entitled to participate in all employee benefit plans, programs and arrangements generally made available to employees of Change Healthcare Canada and other executive officers generally. The severance terms contained in Mr. O’Reilly’s employment agreement are described below under “—Potential Payments Upon Termination or Change in Control—Severance Benefits—Employment Arrangements.”

Equity Award Restrictive Covenants and Clawback

By accepting an equity award, our named executive officers agreed to certain restrictive covenants, including an indefinite covenant not to disclose confidential information and not to disparage us, and, during each of the named executive officer’s employment and for the one-year period following any termination of employment (or such longer period as the named executive officer is eligible to receive severance payments from us), covenants related to non-competition and non-solicitation of employees, customers or suppliers, which were incorporated into their respective award agreements.

If a named executive officer materially breaches any of these restrictive covenants, is terminated for cause or after termination it is discovered that grounds for termination for cause existed, then we have the right to “claw back” and recover any gains the named executive officer may have realized with respect to his or her shares acquired under the terms of the equity award agreement.

Outstanding Equity Awards at 2021 Fiscal Year-End

The following table provides information regarding outstanding equity awards held by each of our named executive officers as of March 31, 2021.

		Option Awards								Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(17)
N. de Crescenzo	3/1/2017	792,784	(1)					$8.07	9/30/2023
	3/1/2017	316,000	(1)					19.58	9/30/2023
	8/8/2017	632,000	(2)					18.99	8/8/2027
	8/8/2017					632,000	(4)	18.99	8/8/2027
	5/25/2018	47,400	(2)	47,400	(2)			18.99	5/25/2028
	5/25/2018					94,800	(5)	18.99	5/25/2028
	3/1/2017												272,550	(6)	6,023,355
	8/20/2019									49,774	(7)	1,100,005
	8/20/2019									99,549	(8)	2,200,033
	8/20/2019												199,099	(10)	4,400,088
	5/1/2020	314,595	(3)					0.38	9/30/2023
	5/1/2020												64,327	(15)	1,421,627
	6/17/2020									197,541	(11)	4,365,656
	6/17/2020									65,847	(12)	1,455,219
	10/29/2020												220,264	(14)	4,867,834

F. Eliasson	5/25/2018	521,400	(2)	173,800	(2)			18.99	5/25/2028
	5/25/2018					695,200	(5)	18.99	5/25/2028
	8/20/2019									51,939	(9)	1,147,852
	8/20/2019												69,252	(10)	1,530,469
	6/17/2020									142,669	(13)	3,152,985
	10/29/2020												119,309	(14)	2,636,729

K. Joshi	3/1/2017	181,620	(1)					8.07	12/5/2023
	3/1/2017	158,000	(1)					19.58	12/5/2023
	8/8/2017	189,600	(2)					18.99	8/8/2027
	8/8/2017					189,600	(4)	18.99	8/8/2027
	5/25/2018	18,960	(2)	18,960	(2)			18.99	5/25/2028
	5/25/2018					37,920	(5)	18.99	5/25/2028
	3/1/2017												76,314	(6)	1,686,539
	8/20/2019									8,656	(7)	191,298
	8/20/2019									17,312	(8)	382,595
	8/20/2019												34,626	(10)	765,235
	5/1/2020	72,070	(3)					0.38	12/5/2023
	5/1/2020												18,011	(15)	398,043
	6/17/2020									41,154	(11)	909,503
	6/17/2020									13,718	(12)	303,168
	10/29/2020												45,888	(14)	1,014,125

S. Martin	4/13/2020									153,846	(16)	3,399,997
	6/17/2020									54,872	(13)	1,212,671
	10/29/2020												45,888	(14)	1,014,125

R. O’Reilly	8/8/2017	322,320	(2)					18.99	8/8/2027
	8/8/2017					322,320	(4)	18.99	8/8/2027
	5/25/2018	80,580	(2)	80,580	(2)			18.99	5/25/2028
	5/25/2018					161,160	(5)	18.99	5/25/2028
	8/20/2019									29,864	(9)	659,994
	8/20/2019												39,819	(10)	880,000
	6/17/2020									54,872	(13)	1,212,671
	10/29/2020												45,888	(14)	1,014,125

(1)

Reflects stock options that were fully vested on the date of grant. These stock options were granted in connection with our JV with McKesson as replacement awards for vested or deemed vested Legacy CHC stock options.

(2)

Reflects time-vesting stock options that vest in equal 25% installments on the first through fourth anniversaries of (i) the March 1, 2017 vesting start date for the options that expire on August 8, 2027, (ii) the April 6, 2018 vesting start date for the options that expire on May 25, 2028, and (iii) the March 19, 2018 vesting start date for Mr. Eliasson’s time-vesting options that expire on May 25, 2028, subject to continued employment through such vesting dates.

(3)

Reflects fully-vested stock appreciation rights, representing stock options of eRx Networks that were rolled over into stock appreciation rights of Change Healthcare Inc. in connection with our acquisition of eRx Networks on May 1, 2020. The eRx awards are described more fully above under “—Compensation Discussion and Analysis —Fiscal Year 2021—Equity-Based Awards—eRx Awards” above.

(4)

Reflects exit-vesting options. The exit-vesting options were granted with an exercise price equal to the fair value of Change Healthcare Inc. common stock on the date of grant and generally vest, subject to the award holder’s continued employment through the vesting date, to the extent affiliates of Blackstone sell more than 25% of the equity interests of the Company (the “exit event”). If the equity interests are sold at a weighted average price in excess of $33.23 per share, the options will fully vest upon the exit event. If sold below the specified weighted average price, one-third of the options will vest on the exit event, and the remaining two-thirds will vest in equal installments on the first and second anniversary of the exit event, subject to continued employment through each date.

(5)

Reflects exit-vesting options. The exit-vesting options were granted with an exercise price equal to the fair value of Change Healthcare Inc. common stock on the date of grant and generally vest, subject to the award holder’s continued employment through the applicable vesting date, in three equal annual installments beginning on the date on which affiliates of Blackstone sell more than 25% of the equity interests of the Company.

(6)

Reflects shares of 2.5x exit-vesting restricted stock that were granted in connection with our JV with McKesson as replacement awards for unvested exit-vesting Legacy CHC stock options. The shares of exit-vesting restricted stock will vest in full, if at all, during a participant’s employment when Blackstone has sold at least 25% of the maximum number of shares of capital stock in the Company and eRx Networks (measured together on a weighted average shares basis) held by it from time to time and received cash proceeds from this equity investment at a weighted average price per share that is (i) equal to at least 2.5 times the amount of Blackstone’s weighted average price per share for its equity investment or (ii) sufficient to result in an annual internal rate of return of at least 25% on such shares sold assuming that Blackstone’s original purchase price for such shares sold was the weighted average price per share for all such shares acquired by Blackstone from time to time.

(7)	Represents a grant of restricted stock units, which will vest in full on August 1, 2023, subject to continued employment on such date.
(8)

Due to requirements imposed by the Tax Matters Agreement between McKesson and the Company in order to preserve McKesson’s tax-free exit, certain of our executives cannot receive shares of our common stock for two years following McKesson’s exit as an investor in the Company, which occurred in March 2020. Therefore, Messrs. de Crescenzo and Joshi received cash-settled RSUs for awards that will vest within that two-year period. One-third of these cash-settled RSUs will vest on August 1, 2021 and one-third of the RSUs vesting on each of August 1, 2021 and August 1, 2022, subject to continued employment on each such date; provided, that if the McKesson Exit occurred prior to the second anniversary of our initial public offering, then one-third of these RSUs instead vest on August 20, 2020. Since the McKesson Exit occurred in March 2020, one-third of the RSUs vested on August 20, 2020 and the remaining two-thirds of the RSUs will vest in equal installments on each of August 1, 2021 and August 1, 2022, subject to continued employment on each such date.

(9)

Reflects time-vesting RSUs granted in fiscal year 2020 that vest over four years, with 50% of the RSUs vesting on August 1, 2021 and 25% of the RSUs vesting on each of August 1, 2022 and August 1, 2023, subject to continued employment on each such date; provided, that if the McKesson Exit occurred prior to the second anniversary of our initial public offering, then 25% of the RSUs would vest on August 20, 2020. Since the McKesson Exit occurred in March 2020, 25% of the RSUs vested on August 20, 2020 and the remaining 75% of the RSUs will vest in equal installments on each of August 1, 2021, August 1, 2022 and August 1, 2023, subject to continued employment on each such date.

(10)

Reflects PSUs which vest according to Revenue and Adjusted EBITDA targets as determined following the end of the three-year performance period and the earned PSUs will vest in July 2023. In the table above, the number and market value of units that vest based on Revenue and Adjusted EBITDA reflect target performance, because under terms of the merger agreement with UnitedHealth Group such PSUs will be converted to time-vesting RSUs of UnitedHealth Group assuming target performance.

(11)

Represents a grant of stock-settled restricted stock units that vest in equal installments, with one-third vesting on each of June 17, 2022, June 17, 2023 and June 17, 2024, subject to continued employment on such date.

(12)

Due to requirements imposed by the Tax Matters Agreement between McKesson and the Company in order to preserve McKesson’s tax-free exit, certain of our executives cannot receive shares of our common stock for two years following McKesson’s exit as an investor in the Company, which occurred in March 2020. Therefore, Messrs. de Crescenzo and Joshi received cash-settled RSUs for awards that will vest within that two-year period. These cash-settled RSUs vested in full on June 17, 2021, subject to continued employment on each such date.

(13)

Reflects time-vesting RSUs granted in fiscal year 2021 that vest over four years, with 25% vesting on each of June 17, 2021, June 17, 2022, June 17, 2023 and June 17, 2024, subject to continued employment on each such date.

(14)

Reflects PSUs which vest according to Revenue and Adjusted EBITDA targets as determined following the end of the three-year performance period and the earned PSUs will vest in June 2023. In the table above, the number and market value of units that vest based on Revenue and Adjusted EBITDA reflect target performance, because under terms of the merger agreement with UnitedHealth Group such PSUs will be converted to time-vesting RSUs of UnitedHealth Group assuming target performance.

(15)

Reflects shares of 2.5x exit-vesting cash-settled restricted stock units that represent unvested eRx Networks performance shares that were rolled over into restricted stock units of Change Healthcare in connection with our acquisition of eRx Networks on May 1, 2020. The exit-vesting restricted stock units will vest in full, if at all, during a participant’s employment when Blackstone has sold at least 25% of the maximum number of shares of capital stock in the Company and eRx Networks (measured together on a weighted average shares basis) held by it from time to time and received cash proceeds from this equity investment at a weighted average price per share that is (i) equal to at least 2.5 times the amount of Blackstone’s weighted average price per share for its equity investment or (ii) sufficient to result in an annual internal rate of return of at least 25% on such shares sold assuming that Blackstone’s original purchase price for such shares sold was the weighted average price per share for all such shares acquired by Blackstone from time to time. The eRx awards are described more fully above under “—Compensation Discussion and Analysis —Fiscal Year 2021—Equity-Based Awards—eRx Awards” above.

(16)

Reflects time-vesting RSUs granted in connection with Mr. Martin’s commencement of employment of April 13, 2020 and which vest over four years, with 25% of the RSUs vesting on April 13, 2021, April 13, 2022, April 13, 2023 and April 13, 2024, subject to continued employment on each vesting date.

(17)	Amounts reported are based on the closing price of our common stock of $22.10 as of March 31, 2021 multiplied by the number of reported shares.

Option Exercises and Stock Vested in Fiscal Year 2021

The following table provides information regarding the vesting of RSUs held by our named executive officers during fiscal year 2021:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)
N. de Crescenzo	—	—	49,775	$643,591
F. Eliasson	—	—	17,313	$223,857
K. Joshi	—	—	8,657	$111,935
R. O’Reilly	—	—	9,955	$128,718

(1)	Represents the gross number of shares that vested in fiscal year 2021. Mr. de Crescenzo and Mr. Joshi’s shares were settled in cash under the terms of their award agreements.
(2)	The value realized upon vesting of RSUs is calculated by multiplying the number of RSUs vested by the closing price of Change Healthcare common stock on the day of vesting.

There were no stock options exercised by our named executive officers in fiscal year 2021.

Pension Benefits in Fiscal Year 2021

None of our named executive officers participate in or have accrued benefits under qualified or nonqualified defined benefit plans sponsored by us.

Nonqualified Deferred Compensation for Fiscal Year 2021

The following table provides information regarding the named executive officers who participated in the DCAP and Supplemental 401(k) Plan in fiscal year 2021.

Name	Executive Contributions in Last FY ($)(1)	Registrant Contributions in Last FY ($)(2)	Aggregate Earnings (Loss) in Last FY ($)(3)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)
Neil de Crescenzo
Supplemental 401(k) Plan	70,489	56,391	39,239	—	209,244
DCAP	903,125	—	194,618	—	1,745,811
Roderick O’Reilly
Supplemental 401(k) Plan	29,566	23,653	6,809	—	60,028

(1)

Amounts reported in this column reflect contributions made by the named executive officer with respect to fiscal year 2021 into the DCAP and/or Supplemental 401(k) Plan. The amounts reported as registrant contributions to the Supplemental 401(k) Plan are reported as compensation for fiscal year 2021 under Salary in the Summary Compensation Table above. The amounts reported as contributions to the DCAP are reported as compensation for fiscal year 2021 under Non-Equity Incentive Plan Compensation in the Summary Compensation Table above.

(2)

Amounts reported in this column reflect contributions by the Company with respect to fiscal year 2021 to the Supplemental 401(k) Plan. There are no employer contributions to the DCAP. The amounts reported are reported as compensation for fiscal year 2021 under “All Other Compensation” in the Summary Compensation Table above.

(3)

Because amounts included in this column do not reflect above-market or preferential earnings, none of these amounts are reported as compensation for fiscal year 2021 in the Summary Compensation Table above.

Narrative to Nonqualified Deferred Compensation for Fiscal Year 2021 Table

In fiscal year 2021, Change Healthcare offered two unfunded, nonqualified retirement plans, the DCAP and Supplemental 401(k) Plan, to a select group of management or highly compensated employees who met the plans’ eligibility requirements.

DCAP

Eligible employees can voluntarily elect to defer a portion of their base and/or bonus pay into the DCAP plan. Effective January 1, 2019, the Company decided to discontinue the discretionary employer contribution. DCAP participants must defer a minimum of $5,000 of (i) base salary; (ii) any annual Incentive Plan award; or (iii) any long-term Incentive Plan award, up to (a) 75% of base salary; and (b) 90% of any annual bonus award and/or other eligible AIP award payable that year.

The amounts deferred by the participants are credited to separate bookkeeping accounts for each participant. Participants select from investment options, and each account is adjusted for the earnings or losses based on the performance of the selected options, but the accounts are not actually invested in these selected investment options. The account is merely a device for measurement and determination of amounts owed to the participant. The Company does not currently set aside funds in a rabbi trust for this plan but may do so in the future at its election.

Each participant elects to defer the compensation for a minimum of five years and a maximum period of deferral ending January following the year in which the participant reaches age 72. A participant may elect to receive the amounts credited to his or her account in a single lump-sum or in any specified number of annual installments not to exceed ten. A participant’s vested account shall be paid in a lump-sum or with the first installment commencing: (1) in the earlier of the first January or July that is at least six months following, and in the year after, the participant’s retirement, disability, or death; (2) in January of the year designated by the participant, provided that it is no later than the end of the maximum period of deferral; (3) in two or more Januarys designated by the participant following the year in which the participant’s retirement, disability or death occurs. The participant may elect a different time and/or form of distribution for retirement, disability or death. If no valid election is made (or if the participant separates from service for any reason other than retirement, disability or death), then payment will be made in a single lump sum paid in the earlier of the first January or July that is at least six months following, and in the year after, the year in which the earliest of the participant’s retirement, disability or death (or separation from service if not for one of these three reasons) occurs. Any participant who separates from service and is designated a “Specified Employee” (as defined in the DCAP) will have his or her payment delayed until the seventh month following the separation from service.

Supplemental 401(k) Plan

The Supplemental 401(k) Plan allows participants to elect to defer current compensation which exceeds the limitations of U.S. tax laws for the 401(k) Savings Plan and to provide employer matching contributions credited at a rate of up to 4% of pay when a participant defers 5% of pay, and participants may receive “Additional Matching Employer Contributions” credited to their account following the end of any fiscal year in which the participant defers compensation under the Supplemental 401(k) Plan. Participants may defer the difference between the maximum rate of deferral under the 401(k) Savings Plan multiplied by the participant’s compensation and the amount the participant can defer under the 401(k) Savings Plan with the limits imposed by Section 401(a) (17) of the Code, and they are always 100% vested in their contributions. Participants may also receive an additional Company match in the same percentage as the “Additional Matching Employer Contribution” (as defined in the 401(k) Savings Plan) percentage that would have been credited to the participant’s account if the deferrals were made under the 401(k) Savings Plan. The applicable vesting rules are the same as would apply under the 401(k) Savings Plan. The Compensation Committee may also make an additional discretionary contribution, which shall be forfeited if a participant separates from service prior to vesting.

The amounts deferred by the participants and vested employer contributions are credited to separate bookkeeping accounts for each participant. Participants select from investment options, and each account is adjusted for the earnings or losses of the performance of the selected options, but the accounts are not actually invested in these selected investment options. The account is merely a device for measurement and determination of amounts owed to the participant. The Company does not currently set aside funds in a rabbi trust for this plan but may do so in the future at its election.

A participant may elect to receive the amounts credited to his or her account in a single lump sum or in any specified number of annual installments, not to exceed ten, upon retirement, death or disability. If a participant separates from service for any other reason, the vested amounts in participant’s account will be paid in a single lump sum at the time of separation. Any employer matching contributions may be paid at a later date, but no later than the end of the calendar year. Any participant who separates from service and is designated a “Specified Employee” (as defined in the Supplemental 401(k) Plan) will have his or her payment delayed until the seventh month following the separation from service.

Potential Payments Upon Termination or Change in Control

The following summaries and table describe and quantify the potential payments and benefits that we would provide to our named executive officers in connection with their termination of employment and/or change in control. In determining amounts payable, we have assumed in all cases that the terms of the named executive officer’s current equity award agreement(s), employment agreements for Mr. de Crescenzo and Mr. O’Reilly, offer letter for Mr. Eliasson, and current Executive Severance Guidelines were in effect on, and the termination of employment and/or change in control occurred on, March 31, 2021, the last business day of fiscal year 2021.

Severance Benefits—Employment Arrangements

Mr. de Crescenzo

If Mr. de Crescenzo’s employment is terminated without “cause” by the Company, by Mr. de Crescenzo for “good reason,” or in the event of death or “disability” (as such terms are defined in Mr. de Crescenzo’s employment agreement), in addition to certain accrued amounts, Mr. de Crescenzo will be entitled to receive (i) twenty four months of base salary continuation; (ii) an amount equal to two times his annual target bonus, payable over twenty four months; and (iii) a lump sum amount equal to the portion of the health insurance premium that the Company would have paid for active employees with similar coverage for a period of 18 months. The amounts payable to Mr. de Crescenzo upon a termination of employment described above are subject to Mr. de Crescenzo executing and not revoking a release of claims in favor of the Company.

Mr. Eliasson

Mr. Eliasson’s offer letter provides that Mr. Eliasson will receive severance benefits in accordance with the Executive Severance Guidelines in place at the time of his separation from employment. However, if his employment is terminated by the Company without “cause” (as such term is defined in the Executive Severance Guidelines) or Mr. Eliasson resigns for “good reason” (as such term is defined in the 2009 Equity Plan), his offer letter provides that he will be entitled to no less than a lump sum payment equal to (i) one times his base salary plus (ii) target AIP bonus plus (iii) an amount equal to the total amount of the monthly COBRA health insurance premiums that the Company would pay for employees with similar coverage during the 12-month period following his termination. The amounts payable to Mr. Eliasson upon a termination of employment described above are subject to Mr. Eliasson executing and not revoking a release of claims in favor of the Company.

Mr. O’Reilly

If Mr. O’Reilly’s employment is terminated without “cause” by the Company or by Mr. O’Reilly for “good reason” (as such terms are defined under the Executive Severance Guidelines or Canadian law, as applicable), in addition to certain accrued amounts, Mr. O’Reilly will be entitled to receive (i) 12 months of base salary and (ii) continued coverage under the Company’s Canadian medical, dental and prescription drug plans on the same terms as active employees during the 12 month period following termination of employment. In addition, if Mr. O’Reilly’s employment is terminated by the Company within 12 months of a Change in Control, he will also be entitled to a payment equal to his target bonus. The amounts payable to Mr. O’Reilly upon a termination of employment described above are subject to Mr. O’Reilly executing and not revoking a release of claims in favor of the Company.

Severance Benefits—Executive Severance Guidelines

Our named executive officers, excluding our Chief Executive Officer and Mr. O’Reilly, are eligible to receive severance in accordance with the U.S. Executive Severance Benefit Guidelines (the “Executive Severance Guidelines”). In connection with our initial public offering, each of our U.S. named executive officers who were party to an employment agreement, other than Mr. de Crescenzo and Mr. Eliasson, agreed to terminate such employment agreement and to be subject to the Executive Severance Guidelines, superseding any severance provisions contained in their employment agreements. All of our U.S. named executive officers, excluding Mr. de Crescenzo and Mr. O’Reilly, would be eligible to receive amounts under the Executive Severance Guidelines unless: (i) the executive voluntarily terminates employment, such as through resignation or retirement; (ii) the executive rejects an offer of “comparable employment” with the Company; or (iii) in connection with a “change in control” between the Company and another entity, the surviving entity employs executive for twelve months after the change in control in the same position he or she held immediately prior or offers comparable employment to the executive.

If none of these exceptions apply, the Executive Severance Guidelines provide that, if an executive’s employment is terminated without “cause” or the executive experiences a constructive termination that the executive and the Company agree is a qualifying termination, then the executive will be entitled to receive:

•	a lump sum payment in an amount equal to twelve months of the executive’s base salary in effect on the date of termination;

•

a lump sum payment in an amount equal to the total amount of the monthly COBRA health insurance premiums that the Company and the executive would pay for employees with similar coverage during the 12-month period following the termination; and

•

if the termination occurs within twelve months after a change in control, an amount equal to the bonus the executive would have received under the AIP at one-times the executive’s full target payout for the year in which the termination occurs.

For these purposes, “cause,” “change in control,” “comparable employment” and “qualifying termination” have the meanings ascribed to such terms in the Executive Severance Guidelines.

Our Executive Severance Guidelines contains a “best-of-net” provision. With a “best-of-net” provision, if any of the participants is subject to an excise tax under Code Section 280G and Code Section 4999, then the amount of severance the participant receives may be reduced so that the excise tax does not apply; however, such reduction will only occur if it results in the receipt of a greater after-tax severance to the executive than would otherwise be provided absent application of the reduction.

In order to receive payments under the Executive Severance Guidelines, the executive must execute and not revoke a release of claims in favor of the Company.

Equity Awards

Time-Vested and Exit-Vesting Options – 2009 Equity Plan

Time-Vesting Options

In the event of a “change of control” (as defined in the 2009 Equity Plan) during the named executive officer’s continued employment, all unvested time-vesting stock options will become fully vested on an accelerated basis.

In addition, if Mr. de Crescenzo’s employment is terminated without cause, by him for good reason or by Mr. de Crescenzo due to a qualifying retirement, death or disability, the next installment of his time-vesting options will become vested and fully exercisable.

Exit-Vesting Options

In the event of a change of control during the named executive officer’s continued employment, the exit-vesting options will vest to the extent that the applicable vesting criteria discussed above under “Outstanding Equity Awards at 2021 Fiscal Year-End” are satisfied in connection with the change in control.

In addition, if Mr. de Crescenzo’s employment is terminated without cause, by him for good reason or due to a qualifying retirement, death or disability, his exit-vesting options will remain outstanding and be eligible to vest, subject to satisfaction of the applicable vesting criteria, for six months following the date of termination.

Unvested Replacement 2.5x Exit-Vesting Restricted Stock – 2009 Equity Plan

In the event of a change of control during the named executive officer’s continued employment, shares of 2.5x exit-vesting restricted stock will vest to the extent that the applicable vesting criteria discussed above under “Outstanding Equity Awards at 2021 Fiscal Year-End” are satisfied in connection with the change in control.

In addition, if the named executive officer’s employment is terminated without cause, by him or due to a qualifying retirement, death or disability, shares 2.5x exit-vesting restricted stock will remain outstanding and be eligible to vest, subject to achievement of the applicable vesting criteria, for six months following the date of termination.

Restricted Stock Units – Omnibus Plan

In the event of a “change in control” (as defined in the Omnibus Plan) during the named executive officer’s continued employment, if within twelve months following the change in control such named executive officer’s employment is terminated by the Company without cause or by him for good reason, then all unvested RSUs will become fully vested on an accelerated basis.

In addition, all unvested RSUs will also become fully vested upon the death of the named executive officers. Upon the occurrence of a disability or upon a retirement, a prorated portion of the unvested RSUs will become vested for the named executive officers.

In March 2020, the Compensation Committee amended outstanding RSUs to provide that, in the event of a change in control during the named executive officer’s continued employment, if within twelve months following the change in control such named executive officer’s employment is terminated by us without cause or by him for good reason, then all unvested RSUs will vest in full.

Performance Stock Units – Omnibus Plan

If a named executive officer’s employment is terminated due to disability or upon a retirement (as such terms are defined in the Omnibus Plan) prior to the end of the performance period, a prorated number of PSUs, based on the number of days the named executive officer was employed during the performance period, will remain outstanding and eligible to become earned PSUs based on actual performance during the performance period. If a named executive officer’s employment is terminated due to disability or upon a qualifying retirement after the end of the performance period, any earned PSUs will vest and be settled in cash within 30 days following July 2, 2023.

In the event of the death of a named executive officer prior to the end of the performance period, all PSUs will remain outstanding and eligible to become earned PSUs based on actual performance during the performance period. If a named executive officer’s death occurs after the end of the performance period, then any earned PSUs will vest and be settled in cash within 30 days following July 2, 2023.

In March 2020, the Compensation Committee amended outstanding PSUs to provide that, in the event of a change in control during the named executive officer’s continued employment, if within twelve months following the change in control such named executive officer’s employment is terminated by the Company without cause or by him for good reason, then all unvested PSUs will become fully vested on an accelerated basis to the extent not vested in connection with the change in control.

Unvested Legacy eRx Replacement RSUs – Omnibus Plan

In the event of a change of control during the named executive officer’s continued employment, the unvested legacy eRx 2.5x exit-vesting RSUs will vest to the extent that the applicable vesting criteria discussed above under “Outstanding Equity Awards at 2021 Fiscal Year-End” are satisfied in connection with the change in control.

In addition, if the named executive officer’s employment is terminated without cause, by him or due to a qualifying retirement, death or disability, unvested legacy eRx 2.5x exit-vesting RSUs will remain outstanding and be eligible to vest, subject to achievement of the applicable vesting criteria, for six months following the date of termination.

Estimated Payments and Benefits Upon Termination

The following table describes the potential benefits that would have been payable to our currently employed named executive officers under existing plans and contractual arrangements assuming a termination occurred on March 31, 2021, the last business day of fiscal year 2021. The amounts shown in the table do not include payments and benefits to the extent they are provided generally to all salaried employees upon termination of employment and do not discriminate in scope, terms or operation in favor of the named executive officers. The amounts shown in the table also do not include any distributions of previously vested plan balances under our 401(k) Savings Plan and our nonqualified deferred compensation retirement plans. See “Nonqualified Deferred Compensation for Fiscal Year 2021” above for information about our nonqualified deferred compensation retirement plans.

Name	Payment Element	Termination by us Without “Cause,” “Good Reason” or Qualifying Termination (b)		Termination by us Without “Cause,” “Good Reason” or Qualifying Termination within 12 months of Change in Control (c)	Change in Control Only (d)	Death (e)		Disability (e)
N. de Crescenzo	Salary Continuation		$1,700,000	$1,700,000	—		$1,700,000		$1,700,000
	Bonus Payment		$2,550,000	$2,550,000	—		$2,550,000		$2,550,000
	COBRA Payments		$23,035	$23,035	—		$23,035		$23,035
	Equity Award Acceleration(a)	$		$28,241,579	$147,414		$18,388,835		$7,464,309

F. Eliasson	Salary Continuation		$650,000	$650,000	—	$		$
	Bonus Payment		$552,500	$552,500	—	$		$
	COBRA Payments		$27,531	$27,531	—	$		$
	Equity Award Acceleration(a)		$540,518	$11,170,625	$540,518		$8,468,035		$2,773,980

K. Joshi	Salary Continuation		$450,883	$450,883	—	$		$
	Bonus Payment	$		$383,251	—	$		$
	COBRA Payments		$22,373	$22,373	—	$		$
	Equity Award Acceleration(a)	$		$6,417,059	$58,966		$3,565,923		$1,413,126

S. Martin	Salary Continuation		$600,000	$600,000	—	$		$
	Bonus Payment	$		$510,000	—	$		$
	COBRA Payments		$27,531	$27,531	—	$		$
	Equity Award Acceleration(a)	$		$5,626,793	—		$5,626,793		$1,396,408

R. O’Reilly	Salary Continuation		$535,580	$535,580	—	$		$
	Bonus Payment	$		$455,243	—	$		$
	COBRA Payments		$3,252	$3,252	—	$		$
	Equity Award Acceleration(a)	$		$5,521,017	250,604		$3,766,790		$1,309,598

(a)	Amounts reported assume that PSUs vest at target.
(b)

For all individuals except Mr. de Crescenzo and Mr. Eliasson, the bonus payment is made only if termination occurs within 12 months following a change in control. Mr. de Crescenzo and Mr. Eliasson also receive the disclosed amounts in this column for termination by the executive for “good reason.”

(c)

Effective in March 2020, all outstanding equity awards will fully vest in the event of a termination of employment by the Company without cause or a resignation for good reason within 12 months following a change in control. Amounts reported assume that PSUs vest at target.

(d)

Amounts reported with respect to a Change in Control Only reflect the value of the time-vesting options that fully vest and become exercisable upon a change in control. No amounts have been reported with respect the exit-vesting options and exit-vesting restricted stock as we have assumed such awards would not have vested upon a change in control because the performance condition would not have been satisfied.

(e)

RSUs and PSUs granted in August 2019, RSUs granted in June 2020 and PSUs granted in October 2020 fully vest (based on actual performance for PSUs) in the event of death and prorated amounts will vest in the event of retirement or disability. Only Mr. de Crescenzo is eligible for salary continuation, bonus payment and COBRA payments upon death or disability.

CEO Pay Ratio

Pursuant to Item 402(u) of Regulation S-K, we are providing the following information about the relationship between the median of the annual total compensation of all our employees (other than our Chief Executive Officer, Neil E. de Crescenzo) and the annual total compensation of our Chief Executive Officer.

For fiscal 2021:

•	the median of the annual total compensation of all our employees (other than our Chief Executive Officer) was $58,918;

•	the annual total compensation of our Chief Executive Officer, as reported in the Fiscal 2021 Summary Compensation Table included above, was $9,523,099; and

•	the ratio of our Chief Executive Officer’s annual total compensation to the median of the annual total compensation of all our employees was 162 to 1.

This pay ratio is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K.

To identify the median of the annual total compensation of all our employees, as well as to determine the annual total compensation of our median employee and our Chief Executive Officer, we took the following steps:

•

We selected January 1, 2021, which is within the last three months of our fiscal year ending March 31, 2021, as the date upon which we would identify the median employee because it enabled us to make such identification in a reasonably efficient and economical manner.

•

As of January 1, 2021, the total employee population of our company and consolidated subsidiaries (exclusive of our Chief Executive Officer) consisted of 14,009 individuals, including employees in the United States, Australia, Canada, Ireland, Israel, the Philippines, and the United Kingdom. Except as noted below, all of these employees were included in the identification of our median employee. We did not include any contractors or other non-employee workers in our employee population.

•

When identifying our median employee, we excluded 661 employees in the Philippines (4.7% of our employee population), which accounted for 5% or less of our total employee population. Thus, our employee population used to identify our median employee, after taking into consideration the adjustment described above, consisted of 13,348 individuals.

•

To identify our median employee from our employee population, we determined the base salary or wage rate, as appropriate, for all permanent employees and the actual pay received by our piece rate workers for the period from April 1, 2020 through March 31, 2021. We elected not to include annual incentive compensation or the grant date fair value of equity awards granted in fiscal 2021 to identify the median employee because incentive compensation is not widely granted throughout the organization.

•	All compensation not paid in U.S. dollars was converted to U.S. dollars using the applicable exchange rate in effect as of March 31, 2021.

Using this approach, we identified our median employee. Once the median employee was identified, we then calculated the annual total compensation of this employee for fiscal 2021 using the same methodology we use for calculating the annual total compensation of our named executive officers in accordance with the requirements of the Summary Compensation Table.

We determined our Chief Executive Officer’s annual total compensation for fiscal 2021 as reported in our Fiscal 2021 Summary Compensation Table.

Director Compensation

For fiscal year 2021, we offered a market-competitive director compensation program for non-employee, non-Blackstone affiliated Directors. The program provides eligible Directors with an annual compensation package of $285,000 ($465,000 in the case of the Chairman) consisting of $120,000 ($300,000 in the case of the Chairman) as an annual cash retainer and $165,000 in value of restricted stock units. Restricted stock units vest in full on the first anniversary of the grant date. Eligible Directors may elect to receive their restricted stock unit award in the form of deferred stock units, which will settle on the date the director ceases to be a member of our Board.

Directors who are employed by us and Directors who are affiliated with Blackstone are not compensated by us for their services as Directors. In fiscal year 2021, Messrs. Nagji, Pead, Roe and Zollars and Msses. Domenici and McKenzie each received an annual cash retainer of $120,000. In addition, Mr. Zollars received an additional $15,000 for service as the chair of the Nominating and Corporate Governance Committee, Mr. Pead received an additional $30,000 for serving as the chair of the Compliance Committee and Mr. Roe received an additional $30,000 for serving as chair of the Audit Committee. Each of Messrs. Lance, Nagji, Pead, Roe and Zollars and Msses. Domenici and McKenzie were granted 14,486 RSUs.

The table below shows amounts paid to our non-employee Directors that received compensation for the year ended March 31, 2021.

Director	Cash Retainer Fees		Stock Awards (3)	Total
Howard L. Lance	$311,942	(1)	$172,818	$484,760
Nella Domenici	$96,451	(2)	$172,818	$269,269
Diana McKenzie	$120,000		$172,818	$292,818
Bansi Nagji	$95,333	(2)	$172,818	$268,151
Philip M. Pead	$150,000		$172,818	$322,818
Phillip W. Roe	$150,000		$172,818	$322,818
Robert J. Zollars	$135,000		$172,818	$307,818

(1)

Mr. Lance received an additional $11,942 as a retroactive payment as Chairman for March 10 – March 31, 2020 and for serving as the chair of the Compensation Committee for the first quarter of Fiscal Year 2021.

(2)	Ms. Domenici joined our Board on May 13, 2020 and Mr. Nagji rejoined our Board on June 18, 2020. These amounts represent their prorated cash retainer fees.
(3)

Stock awards were granted on June 17, 2020 using the 60-day average closing price ended May 31, 2020 to calculate the number of awards. The amounts reported in this column reflect the aggregate grant date fair value of the awards. We calculate the grant date fair value of these awards in accordance with FASB ASC Topic 718, using the assumptions discussed in Note 18: Incentive Compensation Plans of the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2021. As of March 31, 2021, the aggregate number of outstanding option awards held by each non-employee director was as follows: Mr. Lance: 206,882 stock appreciation rights and 75,596 options; Mr. Pead: 11,439 stock appreciation rights and 60,428 options; Mr. Roe: 11,439 stock appreciation rights and 60,428 options and Mr. Zollars: 31,600 options. In connection with certain joint venture transactions in 2017, a portion of the vested or deemed vested Legacy Change Healthcare stock options awarded to Messrs. Lance, Pead and Roe was cashed out and the remaining portion was replaced with vested stock options of the Company. Similarly, a portion of Mr. Lance’s vested or deemed vested Legacy Change Healthcare stock appreciation rights were cashed out and a portion were replaced with vested stock appreciation rights of the Company. Unvested exit-vesting Legacy Change Healthcare stock appreciation rights held by Mr. Lance were replaced with 2.5x exit-vesting stock appreciation rights of the Company with vesting conditions substantially similar to the original awards. In connection with our acquisition of eRx Networks on May 1, 2020, Messrs. Lance, Pead and Roe elected to roll over vested stock option in eRx Networks into vested stock appreciation rights in the Company. The vesting conditions and other material terms are substantially similar to the vested replacement stock options and unvested replacement 2.5x exit-vesting restricted stock awards described below under “Outstanding Equity Awards at 2021 Fiscal Year-End.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The table and accompanying footnotes below show information regarding the beneficial ownership of our common stock as of July 1, 2021 by:

•	Each person who is known by us to own beneficially more than 5% of our common stock;

•	Each current director and nominee for director;

•	Each named executive officer; and

•	All directors and executive officers as a group.

This information has been provided by each of the directors, executive officers and nominees at the request of the Company or derived from statements filed with the SEC pursuant to Section 13(d) or 13(g) of the Exchange Act. Beneficial ownership of securities as shown below has been determined in accordance with applicable guidelines issued by the SEC and includes the possession, directly or indirectly, through any formal or informal arrangement, either individually or in a group, of voting power (which includes the power to vote, or to direct the voting of, such security) and/or investment power (which includes the power to dispose of, or to direct the disposition of, such security). Shares of common stock underlying options that are currently exercisable or exercisable within 60 days are considered outstanding and beneficially owned by the person holding the options for the purposes of computing the percentage ownership of that person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Holders of RSUs and PSUs granted under Omnibus Plan have the right to direct the voting of the shares underlying those RSUs and PSUs only to the extent the shares are vested. As of July 1, 2021, 310,848,371 shares of common stock were outstanding.

Except as otherwise indicated and subject to applicable community property laws, each owner has sole voting and investment power with respect to the securities listed.

Name	Shares Beneficially Owned as of July 1, 2021		Number of Shares Subject to Option Exercisable as of July 1, 2021 (or which become exercisable within 60 days of this date)	Number of RSUs that Vest within 60 Days of July 1, 2021	Total	Percent of Class
Blackstone	59,620,253	(1)			59,620,253
UnitedHealth Group Incorporated	59,046,102	(2)			59,046,102
The Vanguard Group	19,903,169	(3)			19,903,169
Clarkston Capital Partners, LLC	19,292,375	(4)			19,292,375
Camber Capital Management LP	16,600,000	(5)			16,600,000
Named Executive Officers and Directors
Neil de Crescenzo	364,173		1,811,884	—		*
Fredrik Eliasson(6)	203,733		521,400	17,313		*
Kriten Joshi	166,668		557,660	—		*
Steven Martin	8,319		—	—		*
Roderick O’Reilly	15,412		443,190	9,955		*
Howard Lance	211,720		223,701	—		*
Nella Domenici	14,486		—	—		*
Nicholas Kuhar	—		—	—		*
Diana McKenzie	25,912		—	—		*
Bansi Nagji	24,486		—	—		*
Philip Pead	87,848		59,164	—		*
Phillip Roe	25,912		59,164	—		*
Neil Simpkins	—		—	—		*
Robert Zollars	25,912		30,336	—		*
All Executive Officers and Directors as a Group (19 persons)
	1,254,228		4,713,163	52,286		*

*	Less than 1%
(1)

Reflects 59,040,668 shares directly held by BCP Summit Holdings L.P., 5,434 shares directly held by BFIP Summit Holdings L.P. and 574,151 shares directly held by GSO COF Facility LLC (together with BCP Summit Holdings L.P. and BFIP Summit Holdings L.P., the “Blackstone Funds”). The general partner of BCP Summit Holdings L.P. is BCP Summit Holdings GP L.L.C. The general partner of BFIP Summit Holdings L.P. is BFIP Summit Holdings GP L.L.C. The sole member of BCP Summit Holdings GP L.L.C. is Blackstone Management Associates VI L.L.C. The sole member of Blackstone Management Associates VI L.L.C. is BMA VI L.L.C. The managing member of BMA VI L.L.C. is Blackstone Holdings III L.P. The sole member of BFIP Summit Holdings GP L.L.C. is BCP VI Side-by-Side GP L.L.C. The sole member of BCP VI Side-by-Side GP L.L.C. is Blackstone Holdings III L.P. The general partner of Blackstone Holdings III L.P. is Blackstone Holdings III GP L.P. The general partner of Blackstone Holdings III GP L.P. is Blackstone Holdings III GP Management L.L.C. The sole member of Blackstone Holdings III GP Management L.L.C. is The Blackstone Group Inc. The collateral manager of GSO COF Facility LLC is Blackstone Alternative Credit Advisors LP (f/k/a GSO Capital Partners LP). GSO Advisor Holdings L.L.C. is the special limited partner of Blackstone Alternative Credit Advisors LP with the investment and voting power over the securities beneficially owned by Blackstone Alternative Credit Advisors LP. The sole member of GSO Advisor Holdings L.L.C. is Blackstone Holdings I L.P. The general partner of Blackstone Holdings I L.P. is Blackstone Holdings I/II GP L.L.C. The sole member of Blackstone Holdings I/II GP L.L.C. is The Blackstone Group Inc. The sole holder of the Series II preferred stock of The Blackstone Group Inc. is Blackstone Group Management L.L.C. Blackstone Group Management L.L.C. is wholly-owned by Blackstone’s senior managing directors and controlled by its founder, Stephen A. Schwarzman. Each of the entities described in this footnote and Mr. Schwarzman may be deemed to beneficially own the shares beneficially owned by the Blackstone Funds directly or indirectly controlled by it or him, but each disclaims beneficial ownership of such shares (other than the Blackstone Funds to the extent of their direct holdings). The address of Mr. Schwarzman and each of the other entities listed in this footnote (other than GSO COF Facility LLC and Blackstone Alternative Credit Advisors LP) is c/o The Blackstone Group Inc., 345 Park Avenue, New York, New York 10154. The address of GSO COF Facility LLC and Blackstone Alternative Credit Advisors LP is c/o Blackstone Alternative Credit Advisors LP, 345 Park Avenue, New York, New York 10154. As of July 1, 2021, Blackstone entities have pledged, hypothecated or granted security interests in 59,046,102 of the shares of Change Common Stock held by them pursuant to a margin loan agreement with customary default provisions. In the event of a default under the margin loan agreement, the secured parties may foreclose upon any and all shares of Change Common Stock pledged to them and may seek recourse against the borrower.

(2)

Based on the Schedule 13D filed by United Health Group Incorporated (“UNH”), UNH may be deemed to share voting and dispositive power with respect to shares owned beneficially or of record by certain investment funds affiliated with Blackstone as a result of certain provisions contained in the Support Agreement dated as of January 5, 2021, by and among UnitedHealth Group Incorporated and certain investment funds affiliated with Blackstone as described further in the Schedule 13D. As of January 5, 2021, the total number of shares owned beneficially or of record by such investment funds affiliated with Blackstone and subject to the Support Agreement was 59,046,102. The address of the principal executive offices of UNH is 9900 Bren Road East, Minnetonka, Minnesota 55343.

(3)

Based on the Schedule 13G filed by The Vanguard Group on February 10, 2021, reflects shared voting power over 174,069 shares, sole dispositive power over 19,546,681 shares, and shared dispositive power over 356,488 shares. The business address of The Vanguard Group is 100 Vanguard Blvd., Malvern, PA 19355.

(4)

Based on the Schedule 13G filed with the SEC on February 16, 2021, Clarkston Capital Partners, LLC, Clarkston Companies, Inc., Modell Capital LLC, Jeffrey A. Hakala, Gerald W. Hakala and Jeremy J. Modell share voting and dispositive power over 19,292,375 shares. The business address of these persons is 91 West Long Lake Road, Bloomfield Hills, MI 48304.

(5)

Based on the Schedule 13G filed with the SEC on July 13, 2020, Camber Capital Management LP and Stephen DuBois share voting and dispositive power over 16,600,000 shares. The business address of these persons is 101 Huntington Avenue, Suite 2101, Boston, MA 02199.

(6)	140,000 shares are held by a trust, of which Mr. Eliasson and his spouse are trustees.

Equity Compensation Plan Information

In connection with our IPO, our Board adopted, and our stockholders approved, the 2019 Omnibus Incentive Plan (the “2019 Plan”) and the Change Healthcare Inc. 2019 Employee Stock Purchase Plan (the “ESPP”). Pursuant to the 2019 Plan, we may grant awards of (i) incentive and nonqualified stock options; (ii) stock appreciation rights; (iii) restricted stock; (iv) restricted stock units; and (v) other equity-based award or cash-based incentive awards. Outstanding awards under the Amended and Restated HCIT Holdings, Inc. 2009 Equity Incentive Plan (the “2009 Plan”) continue to be governed by the terms of such plan and the applicable award agreement. Following our IPO, our Board determined that no new awards will be granted under the 2009 Plan.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plan approved by security holders
2019 Plan(1)	18,352,890		$0.00		20,934,857
ESPP(2)	0		n/a		14,582,873
2009 Plan	12,453,282		$17.43		0
Equity compensation plans not approved by security holders	0		0		0

Total(3)	30,806,172	(4)	$17.43	(5)	35,517,730

(1)

The number of shares available for awards under the 2019 Plan is automatically increased on the first day of each fiscal year by a number of shares of common stock equal to the lesser of (i) 15,000,000 shares of Common Stock, (y) 5% of the total number of shares of Common Stock outstanding on the last day of the immediately preceding fiscal year, and (z) a lower number of shares of Common Stock as determined by the Board.

(2)	The ESPP is a tax-qualified Code Section 423 stock purchase plan under which eligible employees are permitted to purchase shares of our Common Stock at a 15% discount.
(3)	The amounts shown include securities issuable under the 2019 Plan, ESPP and upon settlement of outstanding awards under the 2009 Plan.
(4)

Includes an aggregate of 14,103,210 shares of common stock issuable in settlement of outstanding awards of RSUs, 4,117,060 shares of common stock issuable in settlement of outstanding awards of PSUs, 12,303,597 shares of common stock issuable upon exercise of outstanding stock options, 132,620 shares of common stock issuable upon settlement of outstanding deferred stock units (“DSUs”), and 149,685 shares of common stock issuable upon settlement of outstanding stock appreciation rights (“SARs”) based on the closing price of our common stock on March 31, 2021 of $22.10. The number of shares to be issued in respect of outstanding performance-based awards assumes the that the maximum level of performance applicable to awards will be achieved.

(5)	Weighted-average exercise price of outstanding options; excludes RSUs, PSUs and DSUs because these awards have no exercise price.

Item 13.	Certain Relationships and Related Transactions

The Board has a written policy that requires notification, review and approval of related person transactions. Under the policy, all related person transactions are subject to ongoing review and approval or ratification by the Audit Committee. A “related person” generally means directors (and nominees), executive officers, stockholders owning more the 5% of our common stock and immediate family members or entities affiliated with any of the foregoing.

The following section describes certain transactions since the beginning of the fiscal year ended March 31, 2021 in which Change Healthcare Inc. or any of its subsidiaries was a party in which the amount involved exceeded $120,000 and in which a related person had (or may have had) a direct or indirect material interest.

In addition to the transactions described below, certain of our directors or director nominees are officers or partners of private equity firms which, directly or through their controlled portfolio companies, enter into commercial transactions with Change Healthcare or its subsidiaries in the ordinary course of business. We do not believe that such directors or director nominees have a direct or indirect material interest in such transactions.

In accordance with our policy, all transactions discussed below have been reviewed, approved or ratified by the Audit Committee.

Background

On March 1, 2017, McKesson Corporation, a Delaware corporation (“McKesson”) and Change Healthcare Inc. (“Change”) completed the Joint Venture Transactions (as defined below) whereby the majority of McKesson’s Technology Solutions segment (“Core MTS”) and substantially all of Change Healthcare Performance, Inc.’s legacy business (“Legacy CHC”) were contributed to Change Healthcare LLC, a Delaware limited liability company (“Change Healthcare LLC” or the “Joint Venture”), pursuant to the Contribution Agreement (as defined below), resulting in the establishment of the Joint Venture (the “Joint Venture Transactions”). In March 2020, McKesson completed a split-off (the “Distribution”) of its interest in the Joint Venture (“Qualified McKesson Exit”) through an exchange offer of its common stock for shares of PF2 SpinCo, Inc, a Delaware corporation and wholly owned subsidiary of McKesson (“SpinCo”). On March 10, 2020 (the “Merger Effective Date”), pursuant to the Agreement and Plan of Merger, dated December 20, 2016 (the “Merger Agreement”), by and among Change Healthcare Inc., McKesson and SpinCo, Change Healthcare Inc. combined with SpinCo in a two-step all-stock “Reverse Morris Trust” transaction that involved (i) a separation (the “Separation”) of SpinCo from McKesson pursuant to the Separation and Distribution Agreement, dated February 10, 2020 (the “Separation Agreement”); followed by (ii) the merger of SpinCo with and into Change Healthcare Inc., with Change Healthcare Inc. as the surviving company (such merger, together with the other transactions contemplated by the Merger Agreement, the “Merger”).

The Merger was consummated pursuant to the Merger Agreement and the Separation Agreement (the transactions contemplated by the Merger Agreement and the Separation Agreement, which provided for, among other things, the Separation, the Distribution and the Merger, are referred to as the “Transactions”). As a result, the Joint Venture became a wholly owned subsidiary of Change Healthcare Inc., and subsequent to the Merger, McKesson no longer holds any equity or voting interest in the Joint Venture. The transactions described herein include those involving our “related persons” (as defined above), which, prior to the Merger, included McKesson. Following the Merger, McKesson is no longer a related person.

Stockholders Agreement

In connection with the Joint Venture Transactions, Change entered into a stockholders agreement with investment funds associated with The Blackstone Group Inc. (“Blackstone”), the Joint Venture, and certain former Change stockholders, and amended it in connection with its initial public offering. The stockholders agreement requires Change to nominate a number of individuals designated by Blackstone for election as Change’s directors at any meeting of its stockholders (each, a “Blackstone Director”) such that, following the election of any directors, taking into account any director continuing to serve as such without the need for re-election and assuming that each nominated Blackstone Director is elected, (i) prior to a Qualified McKesson Exit (which includes the Transactions) and for so long as the parties to the stockholders agreement and their respective affiliates together continue to beneficially own at least 40% of the shares of Change Common Stock entitled to vote generally in the election of Change’s directors as of the record date for such meeting, the number of Blackstone Directors serving as directors of Change’s board would be equal to a majority of the total number of directors comprising Change’s board of directors; and (ii) following a Qualified McKesson Exit (which included the Transactions) and for so long as Blackstone and its affiliates together continue to beneficially own at least 50% of the shares of Change Common Stock issued to Blackstone in connection with the Joint Venture Transactions (as appropriately adjusted for any stock split, stock dividend, combination, recapitalization or the like), the number of Blackstone Directors serving as directors of Change’s board will be equal to a majority of the total number of directors comprising the Change board of directors minus one director (the “Post-McKesson Exit Level”). Further, the stockholders agreement provides that in any event, Change will be required to nominate at least two Blackstone Directors for so long as Blackstone and its affiliates together continue to beneficially own at least 5% of the shares of Change Common Stock entitled to vote generally in the election of directors as of the record date for such meeting; provided, that following a Qualified McKesson Exit (which included the Transactions), the number of Blackstone Directors will not exceed the Post-McKesson Exit Level.

In the case of a vacancy on the Change board of directors created by the removal or resignation of a Blackstone Director, the stockholders agreement requires Change to nominate an individual designated by Blackstone for election to fill the vacancy.

Mr. Nicholas L. Kuhar and Mr. Neil P. Simpkins, who are each employees of Blackstone, are currently directors of Change.

Registration Rights Agreement

In connection with the Joint Venture Transactions, Change entered into a registration rights agreement (the “Registration Rights Agreement”) with Blackstone and certain former Change stockholders, including McKesson. The Registration Rights Agreement provides to Blackstone customary “demand” and “piggyback” registration rights with respect to Change Common Stock, subject to the transfer restrictions set forth in the LLC Agreement. The registration rights agreement also provides that Change will pay certain expenses relating to such registrations and indemnify the registration rights holders against (or make contributions in respect of) certain liabilities which may arise under the Securities Act of 1933, as amended. Following consummation of the Transactions, McKesson no longer holds any registrable securities under the registration rights agreement.

eRx Network Option Agreement

In connection with the Joint Venture Transactions, the equity interests for entities representing the eRx Network were distributed to the Legacy CHC Stockholders, and in connection therewith a subsidiary of Legacy CHC and the Legacy CHC Stockholders entered into an option agreement for a subsidiary of Change Healthcare LLC to acquire the eRx Network (the “Option Agreement”). Under the terms of the Option Agreement, the option to acquire the eRx Network only became exercisable at any such time that McKesson owned (directly or indirectly), in the aggregate, less than 5% of the outstanding LLC Units in the Joint Venture, and therefore became exercisable in connection with the Transactions. On May 1, 2020, the Company exercised its option to purchase and completed the acquisition of eRx Network, at a purchase price of $212.9 million plus cash on the balance sheet. The purchase price was calculated in accordance with the formula set forth in the Option Agreement of (i) $1.00 plus (ii) (a) the adjusted EBITDA of eRx (including synergies related to the Company’s acquisition thereof) for the twelve-month period ended February 29, 2020 less $14.269 million multiplied by (b) twelve, subject to certain purchase adjustments.

Transition Services Agreements

In connection with the creation of the Joint Venture, we entered into transition services agreements with eRx. Under the agreements, we provided certain transition services to eRx in exchange for specified fees. Prior to the acquisition of eRx, we recognized approximately $283,000 in transition fee income during the year ended March 31, 2021.

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

Transactions with Blackstone Portfolio Companies

We provide various services to, and purchase services from, certain Blackstone portfolio companies under contracts that were executed in the normal course of business. During the year ended March 31, 2021, we recognized revenue of approximately $3,792,000 related to services provided to Blackstone portfolio companies and we paid Blackstone portfolio companies approximately $18,057,000 related to services provided to us.

Potential Debt Repurchases

As market conditions warrant, Change and its major equity holders, including Blackstone, may from time to time, depending upon market conditions, seek to repurchase its debt securities or loans in privately negotiated or open market transactions, by tender offer or otherwise.

Term Loans Held by Related Party

Certain investment funds managed by GSO Capital Partners LP (the “GSO-managed funds”) held a portion of the term loans under our Senior Credit Facilities. GSO Advisor Holdings LLC (“GSO Advisor”) is the general partner of GSO Capital Partners LP and Blackstone, indirectly through its subsidiaries, holds all of the issued and outstanding equity interests of GSO Advisor. As of March 31, 2021 and March 31, 2020, the GSO-managed funds held approximately $162,189,000 and $151,301,000, respectively, in principal amount of the Senior Credit Facilities (none of which is classified within current portion of long-term debt).

Merger With UnitedHealth Group

As previously disclosed, on January 5, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with UnitedHealth Group Incorporated (“UNH”) and Cambridge Merger Sub Inc., a wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub will be merged with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent. As a result of certain provisions contained in the Support Agreement dated as of January 5, 2021, by and among UNH and certain investment funds affiliated with Blackstone, UNH may be deemed to be the beneficial owner of more than 5% of our common stock. A description of the terms of the Merger Agreement and other arrangements between the Company, UNH and Blackstone entered into in connection with the Merger are described in the Current Report on Form 8-K, filed with the SEC on January 6, 2021, which description is incorporated herein by reference.

Other Transactions

Christopher Lance, Vice-President, Product Management and Strategy, is the son of Howard Lance, the Chairman of our Board of Directors. Christopher Lance’s total compensation in connection with his employment with the Company during fiscal year 2021 was approximately $435,379, including salary, bonus, equity awards and 401(k) contributions.

In the ordinary course of business, Change Healthcare, including through the acquisition of eRx Network, has commercial transactions with GoodRx Inc., where Mr. Nagji is the President of Healthcare. In accordance with our policy, transactions between eRx and GoodRx are reviewed, approved or ratified by the Audit Committee.

Indemnification of Directors and Officers

Our Amended and Restated Bylaws provide that we will indemnify our Directors and officers to the fullest extent permitted by the Delaware General Corporation Law (the “DGCL”). In addition, our Amended and Restated Certificate of Incorporation provides that Directors will not be liable for monetary damages for breach of fiduciary duty to the fullest extent permitted by the DGCL. We have also entered into indemnification agreements with each of our Directors and executive officers.

Item 14.	Principal Accounting Fees and Services

The following table sets forth the fees paid to Deloitte & Touche LLP for professional services rendered with respect to fiscal year 2021 and fiscal year 2020:

	FY21	FY20
Audit Fees	$4,398,778	$6,031,216
Audit-Related Fees	$466,000	$1,530,754
Tax Fees	$177,052	$172,548
All Other Fees	$0	$0
TOTAL	$5,041,830	$7,734,518

Audit Fees. This category consists of fees for professional services rendered for the audit of the Company’s and Change Healthcare LLC’s consolidated annual financial statements, review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Deloitte in connection with statutory and regulatory filings.

Audit-Related Fees. This category consists of fees for assurance and related services for employee benefit plan audits, accounting consultations, statutory audits, mergers and acquisitions related services, SOC reports, association and waiver fees related to S-4 filings and bond offerings.

Tax Fees. This category consists of fees for professional services rendered for tax compliance, including services related to the preparation of tax returns and professional services.

All Other Fees. This category consists of fees for advisory work that does not meet the above category descriptions, including a strategic sourcing analysis. No such fees were incurred in fiscal 2021 or fiscal 2020.

All of the services covered under Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees were pre-approved by the Audit Committee.

Item 15.	Exhibits, Financial Statement Schedules

(a)(1)

Financial Statements – The consolidated financial statements, and related notes, together with the report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, were previously filed with the Initial Form 10-K.

(a)(2)	Financial Statement Schedules – All schedules have been omitted as they are not required, or the required information is shown in the financial statements or notes thereto.

(a)(3)	Exhibits

Exhibit No.	Description

31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHANGE HEALTHCARE INC.

Date: July 29, 2021	By:	/s/ Fredrik Eliasson
Fredrik Eliasson
Executive Vice President, Chief Financial Officer