Form 10-Q
period 2021-06-30
Change Healthcare Inc.
filed 2021-08-05
CIK 1756497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 001-38961

Change Healthcare Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	82-2152098
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

424 Church Street, Suite 1400
Nashville, TN	37219
(Address of Principal Executive Offices)	(Zip Code)

(615) 932-3000

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	CHNG	The Nasdaq Stock Market LLC
6.00% Tangible Equity Units	CHNGU	The Nasdaq Stock Market LLC

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

Number of shares of common stock outstanding on July 26, 2021: 310,861,786

Part I. Financial Information

Item 1. Financial Statements

Change Healthcare Inc.

Consolidated Statements of Operations

(unaudited and amounts in thousands, except share and per share amounts)

	Three Months Ended
	June 30,
	2021	2020
Revenue
Solutions revenue	$816,648	$648,412
Postage revenue	51,208	45,772
Total revenue	867,856	694,184
Operating expenses
Cost of operations (exclusive of depreciation and amortization below)	352,063	318,542
Research and development	71,240	55,734
Sales, marketing, general and administrative	177,955	165,474
Customer postage	51,208	45,772
Depreciation and amortization	168,211	138,541
Accretion and changes in estimate with related parties, net	3,037	5,895
Gain on sale of businesses	—	(28,095)
Total operating expenses	823,714	701,863
Operating income (loss)	44,142	(7,679)
Non-operating (income) expense
Interest expense, net	59,386	62,667
Other, net	(3,189)	1,809
Total non-operating (income) expense	56,197	64,476
Income (loss) before income tax provision (benefit)	(12,055)	(72,155)
Income tax provision (benefit)	(8,450)	(13,461)
Net income (loss)	$(3,605)	$(58,694)

Net income (loss) per share:
Basic and diluted	$(0.01)	$(0.18)
Weighted average common shares outstanding:
Basic and diluted	322,546,171	320,052,943

See accompanying notes to consolidated financial statements.

Change Healthcare Inc.

Consolidated Statements of Comprehensive Income (Loss)

(unaudited and amounts in thousands)

	Three Months Ended June 30,
	2021	2020
Net income (loss)	$(3,605)	$(58,694)
Other comprehensive income (loss):
Foreign currency translation adjustment	3,571	6,353
Changes in fair value of interest rate caps, net of taxes	119	(4,184)
Other comprehensive income (loss)	3,690	2,169
Total comprehensive income (loss)	$85	$(56,525)

See accompanying notes to consolidated financial statements.

Change Healthcare Inc.

Consolidated Balance Sheets

(unaudited and amounts in thousands, except share and per share amounts)

	June 30,	March 31,
	2021	2021
Assets
Current assets:
Cash & cash equivalents	$109,104	$113,101
Accounts receivable, net	744,482	732,614
Contract assets, net	134,100	132,856
Prepaid expenses and other current assets	147,835	140,258
Total current assets	1,135,521	1,118,829
Property and equipment, net	162,784	174,370
Operating lease right-of-use assets, net	86,292	93,412
Goodwill	4,112,222	4,108,792
Intangible assets, net	4,064,439	4,187,072
Other noncurrent assets, net	470,593	430,141
Total assets	$10,031,851	$10,112,616

Liabilities
Current liabilities:
Accounts payable	$92,644	$57,449
Accrued expenses	453,367	484,293
Deferred revenue	403,536	436,666
Due to related parties, net	11,392	10,766
Current portion of long-term debt	23,099	27,339
Current portion of operating lease liabilities	29,423	30,608
Total current liabilities	1,013,461	1,047,121
Long-term debt, excluding current portion	4,735,332	4,734,775
Long-term operating lease liabilities	68,346	75,396
Deferred income tax liabilities	596,327	605,291
Tax receivable agreement obligations due to related parties	94,737	103,151
Tax receivable agreement obligations	195,201	229,082
Other long-term liabilities	64,594	65,572
Total liabilities	6,767,998	6,860,388
Commitments and contingencies
Stockholders' Equity
Common Stock (par value, $0.001), 9,000,000,000 and 9,000,000,000 shares authorized and 310,677,936 and 306,796,076 shares issued and outstanding at June 30, 2021 and March 31, 2021, respectively	311	307
Preferred stock (par value, $0.001), 900,000,000 shares authorized and no shares issued and outstanding at both June 30, 2021 and March 31, 2021	—	—
Additional paid-in capital	4,294,927	4,283,391
Accumulated other comprehensive income (loss)	14,911	11,221
Accumulated deficit	(1,046,296)	(1,042,691)
Total stockholders' equity	3,263,853	3,252,228
Total liabilities and stockholders' equity	$10,031,851	$10,112,616

See accompanying notes to consolidated financial statements.

Change Healthcare Inc.

Consolidated Statements of Stockholders’ Equity

(unaudited and amounts in thousands, except share and per share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at March 31, 2020	303,428,142	$303	$4,222,580	$(930,064)	$(7,372)	$3,285,447
Cumulative effect of accounting change-ASU 2016-13	—	—	—	(417)	—	(417)
Equity compensation expense	—	—	8,780	—	—	8,780
Issuance of common stock under equity compensation plans	341,230	1	2,143	—	—	2,144
Net income (loss)	—	—	—	(58,694)	—	(58,694)
Foreign currency translation adjustment	—	—	—	—	6,353	6,353
Change in fair value of interest rate caps, net of taxes	—	—	—	—	(4,184)	(4,184)
Other	—	—	(75)	—	—	(75)
Balance at June 30, 2020	303,769,372	$304	$4,233,428	$(989,175)	$(5,203)	$3,239,354
Balance at March 31, 2021	306,796,076	$307	$4,283,391	$(1,042,691)	$11,221	$3,252,228
Equity compensation expense	—	—	23,191	—	—	23,191
Issuance of common stock under equity compensation plans	1,948,163	2	1,443	—	—	1,445
Employee tax withholding on vesting of equity compensation awards	(564,116)	(1)	(13,015)	—	—	(13,016)
Net income (loss)	—	—	—	(3,605)	—	(3,605)
Foreign currency translation adjustment	—	—	—	—	3,571	3,571
Change in fair value of interest rate caps, net of taxes	—	—	—	—	119	119
Conversion of tangible equity units	2,497,813	3	(3)	—	—	—
Other	—	—	(80)	—	—	(80)
Balance at June 30, 2021	310,677,936	$311	$4,294,927	$(1,046,296)	$14,911	$3,263,853

See accompanying notes to consolidated financial statements.

Change Healthcare Inc.

Consolidated Statements of Cash Flows

(unaudited and amounts in thousands)

	Three Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$(3,605)	$(58,694)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	168,211	138,541
Amortization of capitalized software developed for sale	717	78
Accretion and changes in estimate, net	4,732	5,895
Equity compensation	26,166	9,583
Deferred income tax expense (benefit)	(8,989)	(13,845)
Amortization of debt discount and issuance costs	7,910	8,047
Non-cash lease expense	7,007	7,402
Gain on sale of businesses	—	(28,095)
Other, net	249	4,766
Changes in operating assets and liabilities:
Accounts receivable, net	(11,773)	113,470
Contract assets, net	(3,090)	10,013
Prepaid expenses and other assets	(25,029)	(24,632)
Accounts payable	34,722	(19,244)
Accrued expenses and other liabilities	(53,649)	(4,852)
Deferred revenue	(33,472)	20,667
Net cash provided by (used in) operating activities	110,107	169,100
Cash flows from investing activities:
Capitalized expenditures	(66,006)	(66,770)
Acquisitions, net of cash acquired	—	(398,651)
Proceeds from sale of businesses	—	28,553
Other, net	(1,000)	1,039
Net cash provided by (used in) investing activities	(67,006)	(435,829)
Cash flows from financing activities:
Payments under tax receivable agreements	(21,537)	(20,691)
Receipts (payments) on derivative instruments	(7,364)	(7,364)
Employee tax withholding on vesting of equity compensation awards	(13,015)	—
Payments on deferred financing obligations	(6,796)	(5,788)
Payment of senior amortizing notes	(3,965)	(4,028)
Proceeds from exercise of equity awards	5,225	2,143
Payments on Revolving Facility	—	(250,000)
Proceeds from issuance of Senior Notes	—	325,000
Other, net	(116)	(5,543)
Net cash provided by (used in) financing activities	(47,568)	33,729
Effect of exchange rate changes on cash and cash equivalents	470	946
Net increase (decrease) in cash and cash equivalents	(3,997)	(232,054)
Cash and cash equivalents at beginning of period	113,101	410,405
Cash and cash equivalents at end of period	$109,104	$178,351

See accompanying notes to consolidated financial statements.

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

We are a Delaware corporation originally formed on June 22, 2016, to initially hold an equity investment in Change Healthcare LLC (the “Joint Venture”), a joint venture between the Company and McKesson Corporation (“McKesson”). Effective July 1, 2019, we completed our initial public offering. The proceeds from the common stock offering were subsequently contributed to the Joint Venture in exchange for additional units of the Joint Venture, which together with the Company’s existing holdings represented an approximate 41% interest in the Joint Venture.

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

The UHG Agreement contains representations, warranties, covenants, closing conditions and termination rights customary for transactions of this type. Until the earlier of the termination of the UHG Agreement and the consummation of the UHG Transaction, we have agreed to operate our business in the ordinary course and have agreed to certain other operating covenants, as set forth in the UHG Agreement.

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

In 2021, the global economy has, with certain setbacks, begun reopening, and wider distribution of vaccines will likely encourage greater economic activity. Nevertheless, we are unable to predict how widely the vaccines will be utilized, whether they will be effective in preventing the spread of COVID-19 (including its variant strains), and the extent to which our business, results of operations, financial condition or liquidity will ultimately be impacted by COVID-19. However, we are not presently aware of events or circumstances arising from COVID-19 that would require us to revise the carrying value of our assets or liabilities, nor do we expect the impact of COVID-19 to cause us to be unable to comply with our debt covenants or meet our contractual obligations. While national, state and local quarantine, shelter-in-place, curfew and similar isolation measures have begun to ease and vaccines have begun to be made available, such government orders and other restrictions may continue in effect or may be reinstituted if outbreaks increase or fail to decrease.

2. Significant Accounting Policies

Basis of Presentation

The unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) Guidelines, Rules and Regulations and, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of results for the unaudited interim periods presented. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. The results of operations for the interim period are not necessarily indicative of the results to be obtained for the full fiscal year. All intercompany accounts and transactions have been eliminated upon consolidation in the unaudited consolidated financial statements.

Revenue

We recognize revenue at an amount that reflects the consideration we expect to be entitled to in exchange for transferring goods or services to a customer, in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). See Note 3, Revenue Recognition, for additional information.

Equity Compensation

We measure stock-based compensation cost based on the estimated fair value of the award on the grant date and recognize the expense over the requisite service period, typically on a straight-line basis. We recognize stock-based compensation expense for awards with performance conditions if and when we conclude that it is probable that the performance conditions will be achieved. The fair value of equity awards is recognized as expense in the same period and in the same manner as if we had paid cash for the goods or services. Forfeitures are recognized as they occur. We issue new shares of common stock upon vesting of equity awards and upon exercise of vested options. We do not intend to repurchase any issued shares of common stock. During the three months ended June 30, 2021 and 2020 we recognized $26,166 and $9,583 of equity compensation expense, respectively. At June 30, 2021, aggregate unrecognized compensation expense related to outstanding awards was $263,074.

Upon closing of the UHG Transaction, existing awards will generally convert to equivalent UHG awards with consistent vesting provisions. Certain awards will vest upon closing of the UHG Transaction per the terms of the UHG Agreement.

Allowance for Credit Losses

The allowance for credit losses of $23,080 and $24,126 at June 30, 2021 and March 31, 2021, respectively, was primarily based on historical credit loss experience, current conditions, future expected credit losses, and adjustments for certain asset-specific risk characteristics. The following table summarizes activity related to the allowance for credit losses:

	Three Months Ended June 30,
	2021	2020
Balance at beginning of period	$24,126	$22,360
Cumulative effect of accounting change-ASU 2016-13	—	417
Acquisitions and Dispositions (1)	—	(1,654)
Provisions	1,477	10,381
Write-offs	(2,523)	(2,330)
Balance at end of period	$23,080	$29,174

(1)For the three months ended June 30, 2020, this amount relates primarily to the sale of Connected Analytics.

Recently Adopted Accounting Pronouncements

London Interbank Offered Rate (LIBOR) Reform

In March 2020, the FASB issued ASU No. 2020-04, as amended by ASU No. 2021-01, which created Topic 848 – Reference Rate Reform. ASU No. 2020-04 contains optional practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts which may be elected over time as activities occur. Among other things, the ASU intends to ease the transition from LIBOR to an alternative reference rate. During the first quarter of fiscal year 2021, we elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. We continue to evaluate the impacts of ASU No. 2020-04 and may apply other elections as reference rate reform activities progress.

Accounting Pronouncements Not Yet Adopted

Derivatives and Convertible Instruments

In August 2020, the FASB issued ASU No. 2020-06 which simplifies the accounting for convertible instruments and amends the guidance addressing the derivatives scope exception for contracts in an entity’s own equity. The standard is scheduled to be effective for us beginning April 1, 2022. Given the forward purchase contracts of our Tangible Equity Units (“TEUs”) qualify for the derivatives scope exception and are currently accounted for under that guidance, we do not expect a material impact upon adoption. We will continue to evaluate the impact of this pronouncement prior to adoption.

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

Contract Balances

As of June 30, 2021, we expect 94% of the deferred revenue balance to be recognized in one year or less. Approximately $159,230 of the balance at the beginning of fiscal year 2022 was recognized during the three months ended June 30, 2021. Approximately $113,032 of the balance at the beginning of fiscal year 2021 was recognized during the three months ended June 30, 2020.

Remaining Performance Obligations

The aggregate amount of transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) for executed contracts includes deferred revenue and other revenue yet to be recognized from non-cancellable contracts. As of June 30, 2021, remaining performance obligations totaled $1,365,362, of which 51% is expected to be recognized over the next 12 months, and the remaining 49% thereafter.

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

Disaggregated Revenue

We disaggregate the revenue from contracts with customers by operating segment as we believe doing so best depicts how the nature, amount, timing and uncertainty of revenues are affected by economic factors. See Note 16, Segment Reporting, for total revenue disaggregated by operating segment for the three months ended June 30, 2021 and 2020.

In addition to disaggregating revenue by operating segment, we disaggregate between revenue that is recognized over time and revenue that is recognized at a point in time. For the three months ended June 30, 2021 and 2020, 94% and 92% of revenue was recognized over time, respectively, and 6% and 8% of revenue was recognized at a point in time, respectively.

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

Prior to the acquisition, we held an option to purchase eRx which we accounted for as an equity investment. Therefore, our acquisition of eRx was accounted for as a business combination achieved in stages under the acquisition method in accordance with Accounting Standards Codification 805, Business Combinations (“ASC 805”). Accordingly, at the acquisition, we remeasured our business purchase option to fair value and recognized a loss of $6,000 which is recorded in Other, net on our consolidated statement of operations for the three months ended June 30, 2020.

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

The fair values of the assets acquired and the liabilities assumed were determined based on information available to the Company using primarily an income-based approach. We consider our accounting for the assets acquired and liabilities assumed in the PDX acquisition to be complete.

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

5. Dispositions

Connected Analytics

On May 1, 2020, we completed the sale of our Connected Analytics business, which was included in our Software and Analytics segment, for total consideration of $55,000, subject to a customary working capital adjustment, including a $25,000 note receivable from the buyer which was recorded within Other noncurrent assets, net on the consolidated balance sheet at June 30, 2020. The net book value of the Connected Analytics business prior to the sale was $23,428, which includes primarily net accounts receivable of $16,636, goodwill of $21,705 and deferred revenue of $17,083. In connection with this transaction, we recognized a pre-tax gain on disposal of $24,462 during the first quarter of fiscal year 2021, which was included within Gain on sale of businesses on the consolidated statement of operations. Upon recording customary working capital adjustments, the resulting gain recognized was $24,337 for the year ended March 31, 2021. In July 2020, we received $25,000 plus interest from the buyer in satisfaction of the outstanding note receivable.

Capacity Management

On December 2, 2020, we completed the sale of our Capacity Management business, which was included in our Software and Analytics segment, for total consideration of $67,500, subject to a customary working capital adjustment. The net book value of the Capacity Management business prior to the sale was $31,690, which includes primarily net accounts receivable of $14,991, goodwill of $26,944 and deferred revenue of $15,230. In connection with this transaction, we recognized a pre-tax gain on disposal of $31,690 during the year ended March 31, 2021.

6. Goodwill

The following table presents the changes in the carrying amount of goodwill:

	Software and Analytics	Network Solutions	Technology-Enabled Services	Total
Balance at March 31, 2021	$1,758,302	$1,970,739	$379,752	$4,108,792
Acquisitions	—	—	—	—
Dispositions	—	—	—	—
Effects of foreign currency	3,430	—	—	3,430
Adjustments	—	—	—	—
Balance at June 30, 2021	$1,761,732	1,970,739	379,752	4,112,222

7. Long-Term Debt

Long-term debt consists of the following:

	June 30, 2021	March 31, 2021
Senior Credit Facilities
$5,100,000 Term Loan Facility, due March 1, 2024, net of unamortized discount of $80,615 and $87,698 at June 30, 2021 and March 31, 2021, respectively (effective interest rate of 4.42% and 4.42%, respectively)	$3,412,635	$3,405,552
$785,000 Revolving Facility, expiring July 3, 2024, and bearing interest at a variable interest rate	—	—
Senior Notes
$1,325,000 5.75% Senior Notes due March 1, 2025, net of unamortized discount of $6,525 and $6,921 at June 30, 2021 and March 31, 2021, respectively (effective interest rate of 5.90% and 5.90%, respectively)	1,318,475	1,318,079
Tangible Equity Unit Senior Amortizing Note
$47,367 Senior Amortizing Notes due June 30, 2022, net of unamortized discount of $197 and $293 at June 30, 2021 and March 31, 2021, respectively (effective interest rate of 7.44% and 7.44%, respectively)	16,476	20,345
Other	10,845	18,138
Less current portion	(23,099)	(27,339)
Long-term debt, excluding current portion	$4,735,332	$4,734,775

Our long-term indebtedness includes a senior secured term loan facility (the “Term Loan Facility”) and a revolving credit facility (the “Revolving Facility”; together with the Term Loan Facility, the “Senior Credit Facilities”). The Senior Credit Facilities provide us with the right at any time to request additional term loan tranches and/or term loan increases, increases in the revolving commitments and/or additional revolving credit facilities. Our long-term indebtedness also includes 5.75% senior notes due March 1, 2025 (the “Senior Notes”) with interest payable semi-annually on March 1 and September 1 of each year.

As of June 30, 2021, we were in compliance with all of the applicable covenants under the Senior Credit Facilities and the Senior Notes.

8. Interest Rate Cap Agreements

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

At June 30, 2021, each of our outstanding interest rate cap agreements were designated as cash flow hedges of interest rate risk and were determined to be highly effective.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. We estimate that $1,957 will be reclassified as an increase to interest expense within one year.

The fair value of derivative instruments is as follows:

	Fair Values of Derivative Financial Instruments
	Asset (Liability)
Derivative financial instruments designated as hedging instruments:	Balance Sheet Location	June 30, 2021	March 31, 2021
Interest rate cap agreements	Accrued expenses	$(15,563)	$(22,360)
Interest rate cap agreements	Other long-term liabilities	(91)	(365)
Total		$(15,654)	$(22,725)

Effect of Derivative Instruments on the Statement of Operations

The effect of the derivative instruments on the consolidated statements of operations and other comprehensive income (loss) is as follows:

	Three Months Ended
	June 30,
Derivative financial instruments in cash flow hedging relationships:	2021	2020
Gain (loss) related to derivative financial instruments recognized in other comprehensive income (loss)	$(294)	$(4,459)
(Gain) loss related to portion of derivative financial instruments reclassified from accumulated other comprehensive (income) loss to interest expense	$413	$275

Credit Risk-Related Contingent Features

We have agreements with each of our derivative counterparties providing that if we default on any of our indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender, then we also could be declared in default on our derivative obligations.

As of June 30, 2021, the termination value of derivative financial instruments in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, was $15,881. If we had defaulted on any of our indebtedness at June 30, 2021, we could have been required to settle our obligations under the agreements at this termination value. We do not offset any derivative financial instruments and the derivative financial instruments are not subject to collateral posting requirements.

9. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes our assets and liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall:

		Quoted in	Significant Other	Significant
		Identical Markets	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Balance at June 30, 2021:
Interest rate cap agreements	$(15,654)	$—	$(15,654)	$—
Total	$(15,654)	$—	$(15,654)	$—
Balance at March 31, 2021:
Interest rate cap agreements	$(22,725)	$—	$(22,725)	$—
Total	$(22,725)	$—	$(22,725)	$—

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments utilize Level 3 inputs to evaluate the likelihood of both our own default and counterparty default. As of June 30, 2021, we determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives and therefore, the valuations are classified in Level 2 of the fair value hierarchy.

Contingent Consideration

During the measurement period, the valuation of our contingent consideration obligations was determined using a discounted cash flow method that involved a Monte Carlo simulation. This analysis reflects the contractual terms of the purchase agreements (i.e., minimum and maximum payments, length of earn-out periods, manner of calculating amounts due, etc.) and utilizes assumptions with regard to future cash flows that were determined using a Monte Carlo simulation which were then discounted to present value using an appropriate discount rate. Significant increases in future revenue assumptions would have resulted in a higher fair value measurement while an increase in the discount rate would have resulted in a lower fair value measurement. The measurement period ended December 31, 2020 at which point no obligations remained and the contingent consideration was reduced to zero.

The table below presents a reconciliation of the fair value of the liabilities that use significant unobservable inputs (Level 3):

	Three Months Ended	Three Months Ended
	June 30, 2021	June 30, 2020
Balance at beginning of period	$—	$(3,000)
Gain (loss) included in Other, net	—	2,450
Balance at end of period	$—	$(550)

Assets and Liabilities Measured at Fair Value upon Initial Recognition

The carrying amount and the fair value of financial instruments held as of June 30, 2021 and March 31, 2021 were as follows:

	June 30, 2021		March 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$109,104	$109,104	$113,101	$113,101
Senior Credit Facilities (Level 2)	$3,412,635	$3,489,058	$3,405,552	$3,488,883
Senior Notes (Level 2)	$1,318,475	$1,346,200	$1,318,079	$1,351,500
Debt component of tangible equity units (Level 2)	$16,476	$17,182	$20,345	$21,435

As described in Note 4, Business Combinations, the assets acquired and liabilities assumed as part of business acquisitions were recorded at fair value upon initial recognition.

10. Tangible Equity Units

In July 2019, we completed our offering of 5,750,000 TEUs. Total proceeds, net of underwriting discounts, were $278,875. Each TEU, which has a stated amount of $50, is comprised of a stock purchase contract and a senior amortizing note due June 30, 2022. Unless settled earlier, each purchase contract will automatically settle on June 30, 2022. Holders of the purchase contracts may elect to early settle prior to June 30, 2022, at the minimum settlement rate of 3.2051 shares of common stock per purchase contract, resulting in the holder receiving the minimum number of shares for that purchase contract.

In the event of certain types of changes in control (including the consummation of the UHG Transaction) or other specified Reorganization Events (as defined in the TEU agreements), each outstanding purchase contract will convert to a contract entitling the holder to receive cash or other assets that holders of the Company’s common stock are entitled to receive in the Reorganization Event. The amount of cash or other assets each holder is entitled to following a Reorganization Event is based on the Applicable Market Value and the corresponding settlement rate in effect at the time.

The following table summarizes TEU activity:

Tangible Equity Units
Outstanding at March 31, 2020	5,137,345
Issued	—
Conversions	—
Outstanding at June 30, 2020	5,137,345
Outstanding at March 31, 2021	4,833,645
Issued	—
Conversions	(779,325)
Outstanding at June 30, 2021	4,054,320

11. Tax Receivable Agreements

As of June 30, 2021, we estimate the aggregate payments due under our tax receivable agreements in future fiscal years to be as follows:

	Related Party Tax Receivable Agreements	McKesson Tax Receivable Agreement	Other Tax Receivable Agreements	Total
Remainder of 2022	$—	$—	$—	$—
2023	11,392	24,748	10,761	46,901
2024	10,626	16,478	10,295	37,399
2025	37,213	20,052	16,557	73,822
2026	46,623	57,196	19,350	123,169
Thereafter	63,323	39,785	49,777	152,885
Gross expected payments	169,177	158,259	106,740	434,176
Less: Amounts representing discount	(63,048)	—	(34,289)	(97,337)
Total tax receivable agreement obligations	106,129	158,259	72,451	336,839
Less: Current portion due	(11,392)	(24,748)	(10,761)	(46,901)
Tax receivable agreement long-term obligations	$94,737	$133,511	$61,690	$289,938

The timing and/or amount of aggregate payments due may vary based on a number of factors, including the amount of net operating losses and income tax rates. The amount of aggregate payments shown above do not reflect any potential impacts from the UHG Transaction.

12. Income Taxes

The following table summarizes income tax information:

	Three Months Ended June 30,
	2021	2020
Income tax provision (benefit)	$(8,450)	$(13,461)
Effective tax rate	70.1%	18.7%

Fluctuations in our reported income tax rates from the statutory rate are primarily due to the impacts of equity compensation and benefits recognized for certain incentive tax credits resulting from research and experimental expenditures in the three months ended June 30, 2021 and our acquisition and divestiture activity in the three months ended June 30, 2020.

13. Net Income (Loss) Per Share

The following table sets forth the computation of net income (loss) per share of common stock:

	Three Months Ended June 30,
Basic net income (loss) per share:	2021	2020
Numerator:
Net income (loss)	$(3,605)	$(58,694)
Denominator:
Weighted average common shares outstanding	308,882,895	303,587,239
Minimum shares issuable under purchase contracts	13,663,276	16,465,704
Total weighted average shares outstanding	322,546,171	320,052,943
Basic and diluted net income (loss) per share	$(0.01)	$(0.18)

Due to their antidilutive effect, the following securities have been excluded from diluted net income (loss) per share:

	Three Months Ended June 30,
	2021	2020
Restricted Share Units	5,285,690	—
Time-Vesting Options	1,916,531	573,157
Deferred Stock Units	108,159	1,575
Dilutive shares issuable under purchase contracts	—	3,293,038

14. Legal Proceedings

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

Government Subpoenas and Investigations

From time to time, we may receive subpoenas or requests for information from various government agencies. We generally respond to such subpoenas and requests in a cooperative, thorough and timely manner. These responses sometimes require time and effort and can result in incurring considerable costs. Such subpoenas and requests also can lead to the assertion of claims or the commencement of civil or criminal proceedings against us and other members of the health care industry, as well as to settlements.

Other Matters

In the ordinary course of business, we are involved in various other claims and legal proceedings. While the ultimate resolution of these matters has yet to be determined, we do not believe that it is reasonably possible that their outcomes will have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

15. Related Party Transactions

Term Loans Held by Related Party

Affiliates of The Blackstone Group, L.P. (“Blackstone”) were significant stockholders at our inception and continue to hold a material interest in the Company. Certain investment funds managed by GSO Capital Partners LP (the “GSO-managed funds”) held a portion of the term loans under our Senior Credit Facilities. GSO Advisor Holdings LLC (“GSO Advisor”) is the general partner of GSO Capital Partners LP and Blackstone, indirectly through its subsidiaries, holds all of the issued and outstanding equity interests of GSO Advisor. As of June 30, 2021 and March 31, 2021, the GSO-managed funds held $259,569 and $162,189, respectively, in principal amount of the Senior Credit Facilities (none of which is classified within current portion of long-term debt).

Transactions with Blackstone Portfolio Companies

We provide various services to, and purchase services from, certain Blackstone portfolio companies under contracts that were executed in the normal course of business. During the three months ended June 30, 2021 and 2020, we recognized revenue of $1,770 and $1,043, respectively, related to services provided to Blackstone portfolio companies and we paid Blackstone portfolio companies approximately $4,253 and $5,292, respectively, related to services provided to us.

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

Transition Services Agreements

In connection with the creation of the Joint Venture, we entered into transition services agreements with eRx. Under the agreements, we provided certain transition services to eRx in exchange for specified fees. Prior to the acquisition of eRx, we recognized $283 in transition fee income during the three months ended June 30, 2020. The amounts received are included in Other, net in the consolidated statement of operations.

16. Segment Reporting

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

Segment Results

Revenue and adjusted EBITDA for each of the reportable segments for the three months ended June 30, 2021 and 2020 are shown below. Information is reflected in the manner utilized by management to make operating decisions, assess performance and allocate resources. Such amounts include allocations of corporate shared services functions that are essential to the core operations of the reportable segments. Segment assets and related depreciation expenses are not presented to management for purposes of operational decision making, and therefore are not included in the accompanying tables.

	Three Months Ended	Three Months Ended
	June 30, 2021	June 30, 2020
Segment Revenue
Software and Analytics	$420,317	$391,589
Network Solutions	209,461	142,826
Technology-Enabled Services	225,521	187,706
Postage and Eliminations (1)	17,018	27,063
Purchase Accounting Adjustment (2)	(4,461)	(55,000)
Net Revenue	$867,856	$694,184
Segment Adjusted EBITDA
Software and Analytics	$160,365	$143,932
Network Solutions	109,488	70,503
Technology-Enabled Services	12,875	(17,579)
Adjusted EBITDA	$282,728	$196,856

Reconciliation of income (loss) before tax provision (benefit) to Adjusted EBITDA
Income (loss) before income tax provision (benefit)	$(12,055)	$(72,155)
Amortization of capitalized software developed for sale	717	78
Depreciation and amortization	168,211	138,541
Interest expense	59,386	62,667
Equity compensation	26,166	9,583
Acquisition accounting adjustments	(559)	48,540
Acquisition and divestiture-related costs	6,394	5,120
Integration and related costs	11,368	10,358
Strategic initiatives, duplicative and transition costs	9,928	5,080
Severance costs	4,720	4,704
Accretion and changes in estimate, net	4,732	5,895
Impairment of long-lived assets and other	1,612	6,313
Gain on sale of businesses	—	(28,095)
Contingent consideration	—	(2,450)
Other non-routine, net	2,108	2,677
Adjusted EBITDA	$282,728	$196,856

(1)Revenue for the Postage and Eliminations segment includes postage revenue of $51,208 and $45,772 for the three months ended June 30, 2021 and 2020, respectively.

(2)Amount reflects the impact to deferred revenue resulting from the Merger which reduced revenue recognized during the period.

17. Accumulated Other Comprehensive Income (Loss)

The following is a summary of the accumulated other comprehensive income (loss) activity. Prior to the Merger, the activity in accumulated other comprehensive income (loss) reflects the Company’s proportionate share of the Joint Venture’s accumulated other comprehensive income (loss), net of taxes.

	Foreign Currency		Accumulated Other
	Translation	Cash Flow	Comprehensive
	Adjustment	Hedge	Income (Loss)
Balance at March 31, 2020	$(7,084)	$(288)	$(7,372)
Change associated with foreign currency translation	6,353	—	6,353
Change associated with current period hedging	—	(4,459)	(4,459)
Reclassification into earnings	—	275	275
Balance at June 30, 2020	$(731)	$(4,472)	$(5,203)
Balance at March 31, 2021	$14,130	$(2,909)	$11,221
Change associated with foreign currency translation	3,571	—	3,571
Change associated with current period hedging	—	(294)	(294)
Reclassification into earnings	—	413	413
Balance at June 30, 2021	$17,701	$(2,790)	$14,911

18. Subsequent Events

In July 2021, we made a voluntary repayment on the Term Loan Facility of $30,000 and recorded a loss on extinguishment of debt of approximately $692.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition. The MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021, as well as the Company’s unaudited financial statements and the accompanying notes presented in Item 1 of this Quarterly Report on Form 10-Q.

In addition to historical data, the discussion contains forward-looking statements about the business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those discussed in Cautionary Notice Regarding Forward-Looking Statements and Part II, Item1A, Risk Factors.

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

The UHG Transaction

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

Key Components of Our Results of Operations

Qualified McKesson Exit

Prior to the Merger, we accounted for our investment in the Joint Venture using the equity method of accounting. Subsequent to the Merger, we own 100% of the Joint Venture and consolidate its results of operations. We accounted for the Merger as a business combination achieved in stages in accordance with Accounting Standards Codification 805, Business Combinations (“ASC 805”). As a result of the accounting for this transaction and the change in basis of accounting, our consolidated results reflect fair value adjustments to various assets and liabilities, including deferred revenue, goodwill, and intangible assets.

Segments

We report our financial results in three reportable segments: Software and Analytics, Network Solutions and Technology-Enabled Services.

•The Software and Analytics segment provides solutions for revenue cycle management, provider network management, payment accuracy, value-based payments, clinical decision support, consumer engagement, risk adjustment and quality performance, and imaging and clinical workflow.

•The Network Solutions segment provides solutions for financial, administrative, clinical and pharmacy transactions, electronic payments and aggregation and analytics of clinical and financial data.

•The Technology-Enabled Services segment provides solutions for financial and administrative management, value-based care, communication and payment, pharmacy benefits administration and healthcare consulting.

Factors Affecting Results of Operations

The following are certain key factors that affect, will affect, or have recently affected, our results of operations:

Macroeconomic and Industry Trends

While conditions have improved since the onset of the COVID-19 pandemic, the spread of COVID-19 has driven lower healthcare utilization as a result of the significant reduction in, or in some cases temporary elimination of, elective medical procedures and healthcare visits, without a corresponding increase in COVID-19 related transactions. A portion of our business is tied to overall volume of activity in the healthcare system, and therefore, we have been adversely impacted by this industry trend. Additionally, unemployment rates continue to be higher than prior to the onset of the COVID-19 pandemic, which has caused commercial payer membership to decline and continues to impact healthcare utilization and transaction volumes.

In response to COVID-19, we initiated a number of actions with our employees’ health being our first priority. We also focused on serving our customers and introducing new products and services to address their previously unexpected needs related to COVID-19. While the availability of approved COVID-19 vaccines and their impact on the economy has been encouraging, we cannot predict the length of time it may take for normal healthcare volumes to return and the extent to which our business, results of operations, financial condition or liquidity will ultimately be impacted by COVID-19. However, we continue to assess its impact on our business and are actively managing our response as the pandemic evolves. We believe the solutions we provide our customers will be as important, if not more, post-COVID-19.

Acquisitions and Divestitures

Prior to entering into the UHG Agreement, we actively evaluated opportunities to improve and expand our business through targeted acquisitions that are consistent with our strategy. As the UHG Agreement places certain restrictions on the types of acquisitions we can engage in without UnitedHealth Group’s consent, we anticipate such activity to be more limited prior to the expected closing of the UHG Transaction. On occasion, and subject to the restrictions set forth in the UHG Agreement, we may also dispose of certain components of our business that no longer fit within our overall strategy. Because of the acquisition and divestiture activity as well as the shifting revenue mix of our business due to this activity, our results of operations may not be directly comparable among periods. See Note 4, Business Combinations, and Note 5, Dispositions, for details of recent activity.

Results of Operations

	Three Months Ended	Three Months Ended	$	%
(amounts in millions) (1)	June 30, 2021	June 30, 2020	Change	Change
Revenue
Solutions revenue	$816.6	$648.4	$168.2	25.9%
Postage revenue	51.2	45.8	5.4	11.9%
Total revenue	867.9	694.2	173.7	25.0%
Operating expenses
Cost of operations (exclusive of depreciation and amortization below)	$352.1	$318.5	$33.5	10.5%
Research and development	71.2	55.7	15.5	27.8%
Sales, marketing, general and administrative	178.0	165.5	12.5	7.5%
Customer postage	51.2	45.8	5.4	11.9%
Depreciation and amortization	168.2	138.5	29.7	21.4%
Accretion and changes in estimate with related parties, net	3.0	5.9	(2.9)	(48.5)%
Gain on sale of businesses	—	(28.1)	28.1	(100.0)%
Total operating expenses	$823.7	$701.9	$121.9	17.4%
Operating income (loss)	$44.1	$(7.7)	$51.8	NMF
Non-operating (income) expense
Interest expense, net	59.4	62.7	(3.3)	(5.2)%
Other, net	(3.2)	1.8	(5.0)	(276.3)%
Total non-operating (income) expense	$56.2	$64.5	$(8.3)	(12.8)%
Income (loss) before income tax provision (benefit)	(12.1)	(72.2)	60.1	NMF
Income tax provision (benefit)	(8.5)	(13.5)	5.0	NMF
Net income (loss)	$(3.6)	$(58.7)	$55.1	NMF

(1)As a result of displaying amounts in millions, rounding differences may exist in the table above.

Revenue

Solutions revenue

Solutions revenue increased $168.2 million for the three months ended June 30, 2021, compared with the same period in the prior year. Factors affecting solutions revenue are described in the various segment discussions below.

Postage revenue

Postage revenue increased $5.4 million for the three months ended June 30, 2021, compared with the same period in the prior year. See “Customer Postage” below for additional information.

Operating Expenses

Cost of operations (exclusive of depreciation and amortization)

Cost of operations increased $33.5 million for the three months ended June 30, 2021, compared with the same period in the prior year. The increase is primarily attributable to $15.0 million of revenue-related expenses as well as $4.9 million of incremental costs associated with recent acquisitions.

Research and development

Research and development expense increased $15.5 million for the three months ended June 30, 2021, compared with the same period in the prior year. The increase is primarily attributable to recent acquisitions.

Sales, marketing, general and administrative

Sales, marketing, general and administrative expense increased $12.5 million for the three months ended June 30, 2021, compared with the same period in the prior year, which is primarily attributable to equity compensation.

Customer postage

Customer postage increased $5.4 million for the three months ended June 30, 2021, compared with the same period in the prior year. Customer postage is affected by changes in print volumes within communication and payment solutions. Because customer postage is a pass-through cost to our customers, changes in volume of customer postage generally have no effect on operating income.

Depreciation and amortization

Depreciation and amortization expense increased $29.7 million for the three months ended June 30, 2021, compared with the same period in the prior year. Depreciation and amortization were generally affected by routine amortization of tangible and intangible assets existing at March 31, 2021, as well as the routine amortization and depreciation of additions to property, equipment, software and intangible assets since that date.

Gain on sale of businesses

Gain on sale of businesses decreased $28.1 million for the three months ended June 30, 2021, compared with the same period in the prior year. This decrease is driven by a gain recorded as a result of the sale of Connected Analytics in May 2020, whereas there was no disposition activity during the three months ended June 30, 2021.

Non-Operating Income and Expense

Interest expense, net

Interest expense, net decreased $3.3 million for the three months ended June 30, 2021, compared with the same period in the prior year. This decrease is primarily attributable to reductions in our average long-term debt outstanding and lower interest rates. While we have interest rate cap agreements in place to limit our exposure to rising interest rates, such agreements, together with our fixed rate notes, effectively fixed interest rates for approximately 79% of our total indebtedness at June 30, 2021.

Other, net

Other, net primarily reflects mark to market adjustments on our investments.

Income Taxes

Our effective tax rate for the three months ended June 30, 2021 was 70.1% compared to 18.7% for the three months ended June 30, 2020. Fluctuations in our reported income tax rates from the statutory rate are primarily due to the impacts of equity compensation and benefits recognized for certain incentive tax credits resulting from research and experimental expenditures in the three months ended June 30, 2021, and our acquisition and divestiture activity in the three months ended June 30, 2020.

Solutions Revenue and Adjusted EBITDA

	Three Months Ended	Three Months Ended	$	%
(amounts in millions) (1)	June 30, 2021	June 30, 2020	Change	Change
Solutions revenue (2)
Software and Analytics	$420.3	$391.6	$28.7	7.3%
Network Solutions	$209.5	$142.8	$66.6	46.7%
Technology-Enabled Services	$225.5	$187.7	$37.8	20.1%
Adjusted EBITDA
Software and Analytics	$160.4	$143.9	$16.4	11.4%
Network Solutions	$109.5	$70.5	$39.0	55.3%
Technology-Enabled Services	$12.9	$(17.6)	$30.5	NMF

(1)As a result of displaying amounts in millions, rounding differences may exist in the table above.

(2)Includes inter-segment revenue and excludes deferred revenue purchase accounting adjustments.

Software and Analytics

Software and Analytics revenue increased $28.7 million for the three months ended June 30, 2021, compared with the same period in the prior year. Software and Analytics revenue was positively impacted by volume recovery from COVID-19 related volume declines in the prior period as well as organic revenue growth, which was partially offset by the Connected Analytics and Capacity Management divestitures which had a combined revenue impact of $15.3 million.

Software and Analytics adjusted EBITDA increased $16.4 million for the three months ended June 30, 2021, compared with the same period in the prior year. This increase in adjusted EBITDA reflects the aforementioned revenue growth.

Network Solutions

Network Solutions revenue increased $66.6 million for the three months ended June 30, 2021, compared with the same period in the prior year. Network Solutions revenue was positively impacted by volume recovery from COVID-19 related volume declines in the prior period as well as new sales and the impacts of the eRx and PDX acquisitions which had a combined impact of $21.6 million, reflecting a full quarter in the current quarter versus a partial quarter in the prior year.

Network Solutions adjusted EBITDA increased $39.0 million for the three months ended June 30, 2021, compared with the same period in the prior year. Network Solutions adjusted EBITDA was impacted by the same factors that impacted revenue, partially offset by investments to support new product launches and market expansion opportunities in the core network, data solutions, and business to business payments offerings.

Technology-Enabled Services

Technology-Enabled Services revenue increased $37.8 million for the three months ended June 30, 2021 as compared with the same period in the prior year. Technology-Enabled Services revenue was positively impacted by volume recovery from COVID-19 related volume declines in the prior period and new sales, partially offset by customer attrition.

Technology-Enabled Services Adjusted EBITDA increased $30.5 million for the three months ended June 30, 2021 as compared with the same period in the prior year. Technology-Enabled Services Adjusted EBITDA was impacted by the same factors that impacted revenue as well as the optimization of our cost structure.

Significant Changes in Assets and Liabilities

Within our Network Solutions segment, we regularly receive funds from certain pharmaceutical industry participants in advance of its obligation to remit these funds to participating retail pharmacies.  Such funds are not restricted; however, these funds are generally paid out in satisfaction of the processing obligations within three business days of their receipt.  At the time of receipt, we record a corresponding liability within accrued expenses on our consolidated balance sheets.  At June 30, 2021, we reported $23.6 million of such pass-through payment obligations which were subsequently paid in the first week of July 2021. At March 31, 2021, we reported $16.2 million of such pass-through payment obligations.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are cash flows provided by operating activities, cash and cash equivalents on hand, and our Revolving Facility. Our principal uses of liquidity are working capital, capital expenditures, debt service, business acquisitions and other general corporate purposes. Pursuant to the UHG Agreement, however, there are limitations on how we conduct our business during the period from the signing of the UHG Agreement through the close of the transaction, including limitations on our ability to, among other things, engage in certain acquisitions or incur indebtedness. We anticipate our cash on hand, cash generated from operations, and funds available under the Revolving Facility will be sufficient to fund our planned capital expenditures, debt service obligations, permitted business acquisitions and operating needs. Further, we may be required to make additional principal payments on the Term Loan Facility based on excess cash flows of the prior year, as defined in the credit agreement governing the Term Loan Facility.

Cash and cash equivalents totaled $109.1 million and $113.1 million at June 30, 2021 and March 31, 2021, respectively, of which $30.4 million and $27.7 million was held outside the U.S., respectively. As of June 30, 2021, no amounts had been drawn under the Revolving Facility and $6.1 million had been issued in letters of credit against the Revolving Facility, leaving $778.9 million available for borrowing. We also have the ability to borrow up to an additional $1,578.5 million, or such amount that the senior secured net leverage ratio does not exceed 4.9 to 1.0, whichever is greater, under the Term Loan Facility, subject to certain additional conditions including the UHG Agreement and commitments by existing or new lenders to fund any additional borrowings.

Cash Flows

The following table summarizes the net cash flow from operating, investing and financing activities:

	Three Months Ended	Three Months Ended	$	%
(amounts in millions) (1)	June 30, 2021	June 30, 2020	Change	Change
Cash provided by (used in) operating activities	$110.1	$169.1	$(59.0)	(34.9)%
Cash provided by (used in) investing activities	(67.0)	(435.8)	368.8	NMF
Cash provided by (used in) financing activities	(47.6)	33.7	(81.3)	(241.1)%
Effects of exchange rate changes on cash and cash equivalents	0.5	0.9	(0.4)	(47.1)%
Net change in cash and cash equivalents	$(4.0)	$(232.1)	$228.1	NMF

(1)As a result of displaying amounts in millions, rounding differences may exist in the table above.

Operating Activities

Cash provided by operating activities is primarily affected by operating income, including the impact of debt service payments, integration-related costs and the timing of collections and disbursements. Cash provided by operating activities includes $7.3 million related to pass-through funds for the three months ended June 30, 2021, and a $13.7 million use of cash related to pass-through funds for the three months ended June 30, 2020.

Investing Activities

Cash used in investing activities reflects routine capital expenditures related to purchases of property and equipment and the development of software. For the quarter ended June 30, 2020, cash used in investing activities also reflects the eRx and PDX acquisitions partially offset by the sale of the Connected Analytics business.

Financing Activities

Cash used in financing activities reflects payments under tax receivable agreements, interest rate cap agreements, deferred financing obligations, employee tax withholdings on vesting of equity awards, and tangible equity unit agreements partially offset by proceeds from the exercise of equity awards. Cash provided by financing activities in the prior year reflects the issuance of additional Senior Notes during the quarter ended June 30, 2020 partially offset by the repayment of the Revolving Facility during the quarter ended June 30, 2020.

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

Tangible Equity Units

In connection with our initial public offering in July 2019, we completed an offering of 5,750,000 TEUs. Each TEU, which has a stated amount of $50.00, is comprised of a stock purchase contract and a senior amortizing note due June 30, 2022. Each senior amortizing note has an initial principal amount of $8.2378 and bears interest at 5.5% per year. Each year on March 30, June 30, September 30 and December 30, we pay equal quarterly cash installments of $0.7500 per amortizing note with an aggregate principal amount of $47.4 million. Each installment constitutes a payment of interest and partial payment of principal. Unless settled earlier, each purchase contract will automatically settle on June 30, 2022. Holders of TEUs may elect to early settle prior to June 30, 2022, in which case each purchase contract converts to 3.2051 shares of common stock. 779,325 TEUs were converted during the three months ended June 30, 2021.

Hedges

From time to time, we execute interest rate cap agreements with various counterparties that effectively cap our LIBOR exposure on a portion of our existing Term Loan Facility or similar replacement debt. The following table summarizes the terms of our interest rate cap agreements at June 30, 2021.

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

(1)All based on 1-month LIBOR.

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

LIBOR Transition

LIBOR is a commonly used indicative measure of the average interest rate at which major global banks could borrow from one another. On March 5, 2021, the Financial Conduct Authority (“FCA”) (the authority that governs LIBOR) announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative: (a) immediately after December 31, 2021, in the case of the one week and two-month U.S. dollar settings and (b) immediately after June 30, 2023, in the case of the remaining U.S. dollar settings. The United States Federal Reserve has also advised banks to cease entering into new contracts that use USD LIBOR as a reference rate. The Federal Reserve, in conjunction with the Alternative Reference Rate Committee, a committee convened by the Federal Reserve that includes major market participants, has identified the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for LIBOR. At this time, it is not possible to predict how markets will respond to SOFR or other alternative reference rates as the transition away from the LIBOR benchmarks is anticipated in coming years. Accordingly, the outcome of these reforms is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phaseout could cause LIBOR to perform differently than in the past or cease to exist. We have material contracts that are indexed to USD-LIBOR and are monitoring this activity and evaluating the related risks.

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

With certain exceptions, the Term Loan Facility obligations are secured by a first-priority security interest in substantially all of our assets. The Term Loan Facility contains various restrictions and nonfinancial covenants, along with a senior secured net leverage ratio test. The nonfinancial covenants include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. The senior secured net leverage test must be met as a condition to incur additional indebtedness, but otherwise is applicable only to the extent that amounts drawn exceed 35% of the Revolving Facility at the end of any fiscal quarter. As of June 30, 2021, we were in compliance with all debt covenants.

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

Summary of Material Risks

Our actual results may differ significantly from any results expressed or implied by any forward-looking statements. A summary of the principal risk factors that make investing in us risky and might cause our actual results to differ is set forth below. The following is only a summary of the principal risks that may materially adversely affect our business, financial condition and results of operations. Factors that could materially affect our financial results or such forward-looking statements include, among others, the following factors:

•the inability to complete the transactions contemplated by the UHG Transaction due to the failure to satisfy the conditions to the completion of the UHG Transaction, including that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of the UHG Transaction;

•risks related to disruption of management’s attention from business operations due to the UHG Transaction;

•the effect of the announcement of the UHG Transaction on our relations with our customers, operations results and business generally;

•the risk that the UHG Transaction will not be consummated in a timely manner, exceeding the expected costs of the UHG Transaction;

•the occurrence of any event, change or other circumstances that could give rise to the termination of the UHG Agreement;

•macroeconomic and industry trends and adverse developments in the debt, consumer credit and financial services markets;

•uncertainty and risks related to the impact of the COVID-19 pandemic (including the rise of COVID-19 variant strains such as the Delta variant) on the national and global economy, our business, suppliers, customers, and employees;

•our ability to retain or renew existing customers and attract new customers;

•our ability to connect a large number of payers and providers;

•our ability to provide competitive services and prices while maintaining our margins;

•further consolidation in our end-customer markets;

•our ability to effectively manage our costs;

•our ability to effectively develop and maintain relationships with our channel partners;

•our ability to timely develop new services and improve existing solutions;

•our ability to deliver services timely without interruption;

•a decline in transaction volume in the U.S. healthcare industry;

•our ability to maintain our access to data sources;

•our ability to maintain the security and integrity of our data;

•our reliance on key management personnel;

•our ability to manage and expand our operations and keep up with rapidly changing technologies;

•the ability of our outside service providers and key vendors to fulfill their obligations to us;

•risks related to our international operations;

•our ability to protect and enforce our intellectual property, trade secrets and other forms of unpatented intellectual property;

•our ability to defend our intellectual property from infringement claims by third parties;

•government regulation and changes in the regulatory environment;

•changes in local, state, federal and international laws and regulations, including related to taxation;

•economic and political instability in the U.S. and international markets where we operate;

•litigation or regulatory proceedings;

•losses against which we do not insure;

•our ability to make acquisitions and integrate the operations of acquired businesses;

•our ability to make timely payments of principal and interest on our indebtedness;

•our ability to satisfy covenants in the agreements governing our indebtedness;

•our ability to maintain our liquidity;

•our adoption of new, or amendments to existing, accounting standards;

•the potential dilutive effect of future issuance of shares of our common stock, par value $0.001 per share (our “common stock”); and

•the impact of anti-takeover provisions in our organizational documents and under Delaware law, which may discourage or delay acquisition attempts.

There may be other factors, many of which are beyond our control, that may cause our actual results to differ materially from the forward-looking statements, including factors disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021 in the section entitled “Risk Factors” and in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. You should evaluate all forward-looking statements made in this report and the other public statements we may make from time to time in the context of these risks and uncertainties.

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

As of June 30, 2021, we had Term Loan Facility borrowings of $3,493.3 million (before unamortized debt discount) and no Revolving Facility borrowings. As of June 30, 2021, the LIBOR-based interest rate on the Term Loan Facility was LIBOR plus 2.5%.

We manage economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources and duration of our debt funding and the use of derivative financial instruments. Specifically, we enter into interest rate cap agreements to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Our interest rate cap agreements are used to manage differences in the amount, timing and duration of our known or expected cash receipts and our known or expected cash payments principally related to our borrowings. As of June 30, 2021, our outstanding interest rate cap agreements were designated as cash flow hedges of interest rate risk and were determined to be highly effective.

A change in interest rates on variable rate debt may impact our pretax earnings and cash flows. Based on the outstanding debt as of June 30, 2021, and assuming that our mix of debt instruments, derivative financial instruments and other variables remain the same, the annualized effect of a one percentage point change in variable interest rates would have an annualized pretax impact on the earnings and cash flows of approximately $3.2 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosures.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving their desired control objectives. Based on the evaluation of disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2021, there have been no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in legal proceedings related to the potential UHG Transaction and various other legal proceedings in the ordinary course of business. We believe that the ultimate disposition of such proceedings will not have a material adverse effect on our consolidated financial position, results of operations or liquidity. See Note 14, Legal Proceedings, to our consolidated financial statements.

ITEM 1A. RISK FACTORS

In addition to the other information included in this report, you should carefully consider the factors discussed in the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021 (“the Annual Report”), as well as the factors identified under “Cautionary Notice Regarding Forward-Looking Statements” at the end of Part I, Item 2 of this Quarterly Report, which could have a material adverse impact on our business, financial condition or operating results. There have been no material changes to the risk factors described in the Annual Report. The risks described in the Annual Report and this Quarterly Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2021, the Company made the following purchases of its common stock in satisfaction of tax withholding obligations on vested restricted stock.

			Total Number of Shares	Maximum Number of
	Total Number	Average	Purchased as Part of	Shares that May
	of Shares	Price Paid	Publicly Announced	Yet Be Purchased Under
	Purchased	per Share(1)	Plans or Programs(2)	the Plans or Programs(2)
April 1, 2021 through April 30, 2021	—	$—	—	—
May 1, 2021 through May 31, 2021	—	$—	—	—
June 1, 2021 through June 30, 2021	234,107	$23.15	—	—
Total	234,107	$23.15	—	—

(1) Consists of purchases made by the Company to satisfy income tax withholding obligations of employees related to the vesting of certain restricted stock awards.

(2) We do not have a publicly announced program to purchase shares of our common stock. Accordingly, there were no shares purchased as part of a publicly announced program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed on the accompanying Exhibit Index are filed, furnished or incorporated by references (as stated therein) as part of this Quarterly Report.

Exhibit Index

\

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

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	iXBRL Instance Document
101.SCH*	iXBRL Taxonomy Extension Schema Document
101.DEF*	iXBRL Taxonomy Extension Definition Linkbase Document
101.CAL*	iXBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	iXBRL Taxonomy Extension Label Linkbase Document
101.PRE*	iXBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibits 101)

* Filed herewith.

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

:
CHANGE HEALTHCARE INC.
Date: August 5, 2021	By:	/s/ Neil E. de Crescenzo
Neil E. de Crescenzo Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 5, 2021	By:	/s/ Fredrik Eliasson
Fredrik Eliasson
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)