Form 10-Q
period 2021-09-30
Change Healthcare Inc.
filed 2021-11-04
CIK 1756497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Number of shares of common stock outstanding on October 22, 2021: 311,495,269

Part I. Financial Information

Item 1. Financial Statements

Change Healthcare Inc.

Consolidated Statements of Operations

(unaudited and amounts in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue
Solutions revenue	$774,214	$705,913	$1,590,862	$1,354,325
Postage revenue	52,550	50,023	103,758	95,795
Total revenue	826,764	755,936	1,694,620	1,450,120
Operating expenses
Cost of operations (exclusive of depreciation and amortization below)	346,632	326,653	698,695	645,195
Research and development	67,070	54,052	138,310	109,787
Sales, marketing, general and administrative	183,041	171,606	360,997	337,080
Customer postage	52,550	50,023	103,758	95,795
Depreciation and amortization	163,469	146,869	331,681	285,409
Accretion and changes in estimate with related parties, net	2,870	3,564	5,907	9,459
Gain on sale of businesses	—	(176)	—	(28,270)
Total operating expenses	815,632	752,591	1,639,348	1,454,455
Operating income (loss)	11,132	3,345	55,272	(4,335)
Non-operating (income) expense
Interest expense, net	59,466	61,627	118,852	124,294
Loss on extinguishment of debt	2,232	1,489	2,232	1,489
Other, net	2,587	(3,761)	(605)	(1,953)
Total non-operating (income) expense	64,285	59,355	120,479	123,830
Income (loss) before income tax provision (benefit)	(53,153)	(56,010)	(65,207)	(128,165)
Income tax provision (benefit)	(16,749)	(13,388)	(25,198)	(26,849)
Net income (loss)	$(36,404)	$(42,622)	$(40,009)	$(101,316)

Net income (loss) per share:
Basic and diluted	$(0.11)	$(0.13)	$(0.12)	$(0.32)
Weighted average common shares outstanding:
Basic and diluted	324,060,460	320,638,116	323,309,280	320,347,128

See accompanying notes to consolidated financial statements.

Change Healthcare Inc.

Consolidated Statements of Comprehensive Income (Loss)

(unaudited and amounts in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$(36,404)	$(42,622)	$(40,009)	$(101,316)
Other comprehensive income (loss):
Foreign currency translation adjustment	(2,156)	5,221	1,415	11,574
Changes in fair value of interest rate caps, net of taxes	41	(1,996)	160	(6,180)
Other comprehensive income (loss)	(2,115)	3,225	1,575	5,394
Total comprehensive income (loss)	$(38,519)	$(39,397)	$(38,434)	$(95,922)

See accompanying notes to consolidated financial statements.

Change Healthcare Inc.

Consolidated Balance Sheets

(unaudited and amounts in thousands, except share and per share amounts)

	September 30,	March 31,
	2021	2021
Assets
Current assets:
Cash & cash equivalents	$80,414	$113,101
Accounts receivable, net	704,595	732,614
Contract assets, net	128,010	132,856
Prepaid expenses and other current assets	149,176	140,258
Total current assets	1,062,195	1,118,829
Property and equipment, net	150,579	174,370
Operating lease right-of-use assets, net	80,562	93,412
Goodwill	4,110,823	4,108,792
Intangible assets, net	3,942,164	4,187,072
Other noncurrent assets, net	503,405	430,141
Total assets	$9,849,728	$10,112,616

Liabilities
Current liabilities:
Accounts payable	$64,756	$57,449
Accrued expenses	463,510	484,293
Deferred revenue	377,270	436,666
Due to related parties, net	11,392	10,766
Current portion of long-term debt	19,152	27,339
Current portion of operating lease liabilities	28,948	30,608
Total current liabilities	965,028	1,047,121
Long-term debt, excluding current portion	4,643,245	4,734,775
Long-term operating lease liabilities	62,001	75,396
Deferred income tax liabilities	578,584	605,291
Tax receivable agreement obligations due to related parties	97,606	103,151
Tax receivable agreement obligations	196,687	229,082
Other long-term liabilities	62,411	65,572
Total liabilities	6,605,562	6,860,388
Commitments and contingencies
Stockholders' Equity
Common Stock (par value, $0.001), 9,000,000,000 and 9,000,000,000 shares authorized and 311,311,208 and 306,796,076 shares issued and outstanding at September 30, 2021 and March 31, 2021, respectively	311	307
Preferred stock (par value, $0.001), 900,000,000 shares authorized and no shares issued and outstanding at both September 30, 2021 and March 31, 2021	—	—
Additional paid-in capital	4,313,759	4,283,391
Accumulated other comprehensive income (loss)	12,796	11,221
Accumulated deficit	(1,082,700)	(1,042,691)
Total stockholders' equity	3,244,166	3,252,228
Total liabilities and stockholders' equity	$9,849,728	$10,112,616

See accompanying notes to consolidated financial statements.

Change Healthcare Inc.

Consolidated Statements of Stockholders’ Equity

(unaudited and amounts in thousands, except share and per share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at March 31, 2020	303,428,142	$303	$4,222,580	$(930,064)	$(7,372)	$3,285,447
Cumulative effect of accounting change-ASU 2016-13	—	—	—	(417)	—	(417)
Equity compensation expense	—	—	8,780	—	—	8,780
Issuance of common stock under equity compensation plans	341,230	1	2,143	—	—	2,144
Net income (loss)	—	—	—	(58,694)	—	(58,694)
Foreign currency translation adjustment	—	—	—	—	6,353	6,353
Change in fair value of interest rate caps, net of taxes	—	—	—	—	(4,184)	(4,184)
Other	—	—	(75)	—	—	(75)
Balance at June 30, 2020	303,769,372	$304	$4,233,428	$(989,175)	$(5,203)	$3,239,354
Equity compensation expense	—	—	12,372	—	—	12,372
Issuance of common stock under equity compensation plans	911,961	—	408	—	—	408
Employee tax withholding on vesting of equity compensation awards	(254,764)	—	(3,131)	—	—	(3,131)
Net income (loss)	—	—	—	(42,622)	—	(42,622)
Foreign currency translation adjustment	—	—	—	—	5,221	5,221
Change in fair value of interest rate caps, net of taxes	—	—	—	—	(1,996)	(1,996)
Other	—	—	(356)	—	—	(356)
Balance at September 30, 2020	304,426,569	$304	$4,242,721	$(1,031,797)	$(1,978)	$3,209,250

Balance at March 31, 2021	306,796,076	$307	$4,283,391	$(1,042,691)	$11,221	$3,252,228
Equity compensation expense	—	—	23,191	—	—	23,191
Issuance of common stock under equity compensation plans	1,948,163	2	1,443	—	—	1,445
Employee tax withholding on vesting of equity compensation awards	(564,116)	(1)	(13,015)	—	—	(13,016)
Net income (loss)	—	—	—	(3,605)	—	(3,605)
Foreign currency translation adjustment	—	—	—	—	3,571	3,571
Change in fair value of interest rate caps, net of taxes	—	—	—	—	119	119
Conversion of tangible equity units	2,497,813	3	(3)	—	—	—
Other	—	—	(80)	—	—	(80)
Balance at June 30, 2021	310,677,936	$311	$4,294,927	$(1,046,296)	$14,911	$3,263,853
Equity compensation expense	—	—	23,776	—	—	23,776
Issuance of common stock under equity compensation plans	896,107	—	1,031	—	—	1,031
Employee tax withholding on vesting of equity compensation awards	(262,835)	—	(5,985)	—	—	(5,985)
Net income (loss)	—	—	—	(36,404)	—	(36,404)
Foreign currency translation adjustment	—	—	—	—	(2,156)	(2,156)
Change in fair value of interest rate caps, net of taxes	—	—	—	—	41	41
Conversion of tangible equity units	—	—	—	—	—	—
Other	—	—	10	—	—	10
Balance at September 30, 2021	311,311,208	$311	$4,313,759	$(1,082,700)	$12,796	$3,244,166

See accompanying notes to consolidated financial statements.

Change Healthcare Inc.

Consolidated Statements of Cash Flows

(unaudited and amounts in thousands)

	Six Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$(40,009)	$(101,316)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	331,681	285,409
Amortization of capitalized software developed for sale	1,576	89
Accretion and changes in estimate, net	9,087	11,188
Equity compensation	49,911	23,914
Deferred income tax expense (benefit)	(26,560)	(28,590)
Amortization of debt discount and issuance costs	15,820	16,551
Loss on extinguishment of debt	2,232	1,489
Non-cash lease expense	13,958	14,629
Gain on sale of businesses	—	(28,270)
Other, net	7,405	4,530
Changes in operating assets and liabilities:
Accounts receivable, net	27,860	114,052
Contract assets, net	4,154	(3,786)
Prepaid expenses and other assets	(37,833)	(48,382)
Accounts payable	7,644	(28,666)
Accrued expenses and other liabilities	(43,743)	27,687
Deferred revenue	(61,832)	36,029
Net cash provided by (used in) operating activities	261,351	296,557
Cash flows from investing activities:
Capitalized expenditures	(126,828)	(126,432)
Acquisitions, net of cash acquired	—	(439,483)
Proceeds from sale of businesses	—	54,369
Other, net	(1,000)	1,100
Net cash provided by (used in) investing activities	(127,828)	(510,446)
Cash flows from financing activities:
Payments on Term Loan Facility	(100,000)	(50,000)
Payments under tax receivable agreements	(21,537)	(20,691)
Receipts (payments) on derivative instruments	(14,810)	(14,810)
Employee tax withholding on vesting of equity compensation awards	(18,681)	(3,131)
Payments on deferred financing obligations	(8,981)	(6,547)
Payment of senior amortizing notes	(8,048)	(7,680)
Proceeds from exercise of equity awards	5,985	2,584
Payments on Revolving Facility	—	(250,000)
Proceeds from issuance of Senior Notes	—	325,000
Other, net	(253)	(6,454)
Net cash provided by (used in) financing activities	(166,325)	(31,729)
Effect of exchange rate changes on cash and cash equivalents	115	2,690
Net increase (decrease) in cash and cash equivalents	(32,687)	(242,928)
Cash and cash equivalents at beginning of period	113,101	410,405
Cash and cash equivalents at end of period	$80,414	$167,477

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

On March 24, 2021, the Company and UnitedHealth Group each received a request for additional information and documentary materials (collectively, the “Second Request”) from the U.S. Department of Justice (the “DOJ”) in connection with the DOJ’s review of the UHG Transaction. The effect of the Second Request is to extend the waiting period imposed under the HSR Act until the 30th day after substantial compliance by the Company and UnitedHealth Group with the Second Request (or such other date upon which substantial compliance is considered effective), unless the waiting period is terminated earlier by the DOJ or extended by the parties to the UHG Transaction. On August 7, 2021, the parties entered into a timing agreement (the “Timing Agreement”) with the DOJ pursuant to which they agreed not to consummate the UHG Transaction before 120 days following the date on which both parties certified substantial compliance with the Second Request.

Both the Company and UnitedHealth Group have now certified substantial compliance with the Second Request. On November 1, 2021, the Company and UnitedHealth Group entered into an amendment to the Timing Agreement with the DOJ pursuant to which they agreed not to consummate the Merger before 12:01 a.m. Eastern Time on February 22, 2022 (subject to extension in certain limited circumstances relating to the potential unavailability of certain requested data), unless they have received written notice from the DOJ prior to such date that the DOJ has closed its investigation. The parties have been working cooperatively with the DOJ and will continue to do so.

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

In calendar year 2021, the global economy has, with certain setbacks, begun reopening, and wider distribution of vaccines will likely encourage greater economic activity. Nevertheless, we are unable to predict how widely the vaccines will be utilized, whether they will be effective in preventing the spread of COVID-19 (including its variant strains), and the extent to which our business, results of operations, financial condition or liquidity will ultimately be impacted by COVID-19. However, we are not presently aware of events or circumstances arising from COVID-19 that would require us to revise the carrying value of our assets or liabilities, nor do we expect the impact of COVID-19 to cause us to be unable to comply with our debt covenants or meet our contractual obligations.

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

Equity Compensation

We measure stock-based compensation cost based on the estimated fair value of the award on the grant date and recognize the expense over the requisite service period, typically on a straight-line basis. We recognize stock-based compensation expense for awards with performance conditions if and when we conclude that it is probable that the performance conditions will be achieved. The fair value of equity awards is recognized as expense in the same period and in the same manner as if we had paid cash for the goods or services. Forfeitures are recognized as they occur. We issue new shares of common stock upon vesting of equity awards and upon exercise of vested options. We do not intend to repurchase any issued shares of common stock. During the three months ended September 30, 2021 and 2020 we recognized $23,745 and $14,331 of equity compensation expense, respectively. During the six months ended September 30, 2021 and 2020 we recognized $49,911 and $23,914 of equity compensation expense, respectively. At September 30, 2021, aggregate unrecognized compensation expense related to outstanding awards was $233,469.

Upon closing of the UHG Transaction, existing awards will generally convert to equivalent UHG awards with consistent vesting provisions. Certain awards will vest upon closing of the UHG Transaction per the terms of the UHG Agreement.

Allowance for Credit Losses

The allowance for credit losses of $22,833 and $24,126 at September 30, 2021 and March 31, 2021, respectively, was primarily based on historical credit loss experience, current conditions, future expected credit losses, and adjustments for certain asset-specific risk characteristics. The following table summarizes activity related to the allowance for credit losses:

	Six Months Ended September 30,
	2021	2020
Balance at beginning of period	$24,126	$22,360
Cumulative effect of accounting change-ASU 2016-13	—	417
Acquisitions and Dispositions (1)	—	(1,493)
Provisions	4,312	11,824
Write-offs	(5,605)	(5,080)
Balance at end of period	$22,833	$28,028

(1)For the six months ended September 30, 2020, this amount relates primarily to the sale of Connected Analytics.

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

Contract Balances

As of September 30, 2021, we expect 94% of the deferred revenue balance to be recognized in one year or less. Approximately $273,517 of the balance at the beginning of fiscal year 2022 was recognized during the six months ended September 30, 2021. Approximately $202,837 of the balance at the beginning of fiscal year 2021 was recognized during the six months ended September 30, 2020.

Remaining Performance Obligations

The aggregate amount of transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) for executed contracts includes deferred revenue and other revenue yet to be recognized from non-cancellable contracts. As of September 30, 2021, remaining performance obligations totaled $1,380,210, of which 51% is expected to be recognized over the next 12 months, and the remaining 49% thereafter.

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

Disaggregated Revenue

We disaggregate the revenue from contracts with customers by operating segment as we believe doing so best depicts how the nature, amount, timing and uncertainty of revenues are affected by economic factors. See Note 16, Segment Reporting, for total revenue disaggregated by operating segment for the three and six months ended September 30, 2021 and 2020.

In addition to disaggregating revenue by operating segment, we disaggregate between revenue that is recognized over time and revenue that is recognized at a point in time. For the three and six months ended September 30, 2021, 98% and 96% of revenue was recognized over time, respectively, and 2% and 4% of revenue was recognized at a point in time, respectively. For the three and six months ended September 30, 2020, 97% and 94% of revenue was recognized over time, respectively, and 3% and 6% of revenue was recognized at a point in time, respectively.

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

Prior to the acquisition, we held an option to purchase eRx which we accounted for as an equity investment. Therefore, our acquisition of eRx was accounted for as a business combination achieved in stages under the acquisition method in accordance with Accounting Standards Codification 805, Business Combinations (“ASC 805”). Accordingly, at the acquisition, we remeasured our business purchase option to fair value and recognized a loss of $6,000 which is recorded in Other, net on our consolidated statement of operations for the six months ended September 30, 2020.

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

5. Dispositions

Connected Analytics

On May 1, 2020, we completed the sale of our Connected Analytics business, which was included in our Software and Analytics segment, for total consideration of $55,000, subject to a customary working capital adjustment, including a $25,000 note receivable from the buyer which was recorded within Other noncurrent assets, net on the consolidated balance sheet at June 30, 2020. The net book value of the Connected Analytics business prior to the sale was $23,428, which includes primarily net accounts receivable of $16,636, goodwill of $21,705 and deferred revenue of $17,083. In connection with this transaction, we recognized a pre-tax gain on disposal of $24,337 during the year ended March 31, 2021, which was included within Gain on sale of businesses on the consolidated statement of operations. In July 2020, we received $25,000 plus interest from the buyer in satisfaction of the outstanding note receivable.

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

6. Goodwill

The following table presents the changes in the carrying amount of goodwill:

	Software and Analytics	Network Solutions	Technology-Enabled Services	Total
Balance at March 31, 2021	$1,758,302	$1,970,739	$379,752	$4,108,792
Acquisitions	—	—	—	—
Dispositions	—	—	—	—
Effects of foreign currency	2,173	—	—	2,173
Adjustments	(142)	—	—	(142)
Balance at September 30, 2021	$1,760,333	$1,970,739	$379,752	$4,110,823

7. Long-Term Debt

Long-term debt consists of the following:

	September 30, 2021	March 31, 2021
Senior Credit Facilities
$5,100,000 Term Loan Facility, due March 1, 2024, net of unamortized discount of $71,287 and $87,698 at September 30, 2021 and March 31, 2021, respectively (effective interest rate of 4.42% and 4.42%, respectively)	$3,321,963	$3,405,552
$785,000 Revolving Facility, expiring July 3, 2024, and bearing interest at a variable interest rate	—	—
Senior Notes
$1,325,000 5.75% Senior Notes due March 1, 2025, net of unamortized discount of $6,124 and $6,921 at September 30, 2021 and March 31, 2021, respectively (effective interest rate of 5.90% and 5.90%, respectively)	1,318,876	1,318,079
Tangible Equity Unit Senior Amortizing Note
$47,367 Senior Amortizing Notes due June 30, 2022, net of unamortized discount of $120 and $293 at September 30, 2021 and March 31, 2021, respectively (effective interest rate of 7.44% and 7.44%, respectively)	12,470	20,345
Other	9,088	18,138
Less current portion	(19,152)	(27,339)
Long-term debt, excluding current portion	$4,643,245	$4,734,775

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

As of September 30, 2021, we were in compliance with all of the applicable covenants under the Senior Credit Facilities and the Senior Notes.

In the second quarter of fiscal year 2022, we repaid $100,000 on our Term Loan Facility and recognized a loss on extinguishment of $2,232 in our consolidated statement of operations.

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

At September 30, 2021, each of our outstanding interest rate cap agreements were designated as cash flow hedges of interest rate risk and were determined to be highly effective.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. We estimate that $2,007 will be reclassified as an increase to interest expense within one year.

The fair value of derivative instruments is as follows:

	Fair Values of Derivative Financial Instruments
	Asset (Liability)
Derivative financial instruments designated as hedging instruments:	Balance Sheet Location	September 30, 2021	March 31, 2021
Interest rate cap agreements	Other noncurrent assets, net	$8	$—
Interest rate cap agreements	Accrued expenses	(8,666)	(22,360)
Interest rate cap agreements	Other long-term liabilities	(53)	(365)
Total		$(8,711)	$(22,725)

Effect of Derivative Instruments on the Statement of Operations

The effect of the derivative instruments on the consolidated statements of operations and other comprehensive income (loss) is as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
Derivative financial instruments in cash flow hedging relationships:	2021	2020	2021	2020
Gain (loss) related to derivative financial instruments recognized in other comprehensive income (loss)	$(502)	$(2,277)	$(796)	$(6,737)
(Gain) loss related to portion of derivative financial instruments reclassified from accumulated other comprehensive (income) loss to interest expense	$543	$281	$956	$557

Credit Risk-Related Contingent Features

We have agreements with each of our derivative counterparties providing that if we default on any of our indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender, then we also could be declared in default on our derivative obligations.

As of September 30, 2021, the termination value of derivative financial instruments in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, was $8,857. If we had defaulted on any of our indebtedness at September 30, 2021, we could have been required to settle our obligations under the agreements at this termination value. We do not offset any derivative financial instruments and the derivative financial instruments are not subject to collateral posting requirements.

9. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes our assets and liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall:

		Quoted in	Significant Other	Significant
		Identical Markets	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Balance at September 30, 2021:
Interest rate cap agreements	$(8,711)	$—	$(8,711)	$—
Total	$(8,711)	$—	$(8,711)	$—
Balance at March 31, 2021:
Interest rate cap agreements	$(22,725)	$—	$(22,725)	$—
Total	$(22,725)	$—	$(22,725)	$—

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments utilize Level 3 inputs to evaluate the likelihood of both our own default and counterparty default. As of September 30, 2021, we determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives and therefore, the valuations are classified in Level 2 of the fair value hierarchy.

Contingent Consideration

Prior to December 31, 2020, the valuation of our contingent consideration obligation was determined using a discounted cash flow method that involved a Monte Carlo simulation. This analysis reflects the contractual terms of the purchase agreements (i.e., minimum and maximum payments, length of earn-out periods, manner of calculating amounts due, etc.) and utilizes assumptions with regard to future cash flows that were determined using a Monte Carlo simulation which were then discounted to present value using an appropriate discount rate. Significant increases in future revenue assumptions would have resulted in a higher fair value measurement while an increase in the discount rate would have resulted in a lower fair value measurement. The measurement period ended December 31, 2020 at which point no obligations remained and the contingent consideration was reduced to zero.

The table below presents a reconciliation of the fair value of the liabilities that use significant unobservable inputs (Level 3):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Balance at beginning of period	$—	$(550)	$—	$(3,000)
Gain (loss) included in Other, net	—	550	—	3,000
Balance at end of period	$—	$—	$—	$—

Assets and Liabilities Measured at Fair Value upon Initial Recognition

The carrying amount and the fair value of financial instruments held as of September 30, 2021 and March 31, 2021 were as follows:

	September 30, 2021		March 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$80,414	$80,414	$113,101	$113,101
Senior Credit Facilities (Level 2)	$3,321,963	$3,389,178	$3,405,552	$3,488,883
Senior Notes (Level 2)	$1,318,876	$1,338,250	$1,318,079	$1,351,500
Debt component of tangible equity units (Level 2)	$12,470	$12,896	$20,345	$21,435

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

The following table summarizes TEU activity:

Tangible Equity Units
Outstanding at March 31, 2020	5,137,345
Issued	—
Conversions	—
Outstanding at September 30, 2020	5,137,345
Outstanding at March 31, 2021	4,833,645
Issued	—
Conversions	(779,325)
Outstanding at September 30, 2021	4,054,320

11. Tax Receivable Agreements

As of September 30, 2021, we estimate the aggregate payments due under our tax receivable agreements in future fiscal years to be as follows:

	Related Party Tax Receivable Agreements	McKesson Tax Receivable Agreement	Other Tax Receivable Agreements	Total
Remainder of 2022	$—	$—	$—	$—
2023	11,392	24,748	10,761	46,901
2024	10,626	16,478	10,295	37,399
2025	37,213	20,052	16,557	73,822
2026	46,623	57,196	19,350	123,169
Thereafter	63,323	39,785	49,777	152,885
Gross expected payments	169,177	158,259	106,740	434,176
Less: Amounts representing discount	(60,179)	—	(32,803)	(92,982)
Total tax receivable agreement obligations	108,998	158,259	73,937	341,194
Less: Current portion due	(11,392)	(24,748)	(10,761)	(46,901)
Tax receivable agreement long-term obligations	$97,606	$133,511	$63,176	$294,293

The timing and/or amount of aggregate payments due may vary based on a number of factors, including the amount of net operating losses and income tax rates. The amount of aggregate payments shown above do not reflect any potential impacts from the UHG Transaction.

12. Income Taxes

The following table summarizes income tax information:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Income tax provision (benefit)	$(16,749)	$(13,388)	$(25,198)	$(26,849)
Effective tax rate	31.5%	23.9%	38.6%	20.9%

Fluctuations in our reported income tax rates from the statutory rate are primarily due to the impacts of equity compensation, transaction costs, and benefits recognized for certain incentive tax credits resulting from research and experimental expenditures in the three and six months ended September 30, 2021 and our acquisition and divestiture activity in the three and six months ended September 30, 2020.

13. Net Income (Loss) Per Share

The following table sets forth the computation of net income (loss) per share of common stock:

	Three Months Ended September 30,		Six Months Ended September 30,
Basic net income (loss) per share:	2021	2020	2021	2020
Numerator:
Net income (loss)	$(36,404)	$(42,622)	$(40,009)	$(101,316)
Denominator:
Weighted average common shares outstanding	311,065,959	304,172,412	309,980,392	303,881,424
Minimum shares issuable under purchase contracts	12,994,501	16,465,704	13,328,888	16,465,704
Total weighted average shares outstanding	324,060,460	320,638,116	323,309,280	320,347,128
Basic and diluted net income (loss) per share	$(0.11)	$(0.13)	$(0.12)	$(0.32)

Due to their antidilutive effect, the following securities have been excluded from diluted net income (loss) per share:

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Restricted Share Units	3,797,124	778,123	4,769,824	875,084
Time-Vesting Options	1,655,445	681,938	1,787,769	636,267
Deferred Stock Units	137,410	61,858	136,509	55,567
Dilutive shares issuable under purchase contracts	—	1,446,935	—	2,369,987

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

15. Related Party Transactions

Term Loans Held by Related Party

Affiliates of The Blackstone Group, L.P. (“Blackstone”) were significant stockholders at our inception and continue to hold a material interest in the Company. Certain investment funds managed by GSO Capital Partners LP (the “GSO-managed funds”) held a portion of the term loans under our Senior Credit Facilities. GSO Advisor Holdings LLC (“GSO Advisor”) is the general partner of GSO Capital Partners LP and Blackstone, indirectly through its subsidiaries, holds all of the issued and outstanding equity interests of GSO Advisor. As of September 30, 2021 and March 31, 2021, the GSO-managed funds held $286,096 and $162,189, respectively, in principal amount of the Senior Credit Facilities (none of which is classified within current portion of long-term debt).

Transactions with Blackstone Portfolio Companies

We provide various services to, and purchase services from, certain Blackstone portfolio companies under contracts that were executed in the normal course of business. The following is a summary of revenue recognized and amounts paid related to service provided to and from Blackstone portfolio companies:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue recognized related to services provided	$1,678	$838	$3,448	$1,881
Amount paid related to services received	$4,688	$4,166	$8,941	$9,458

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

Transition Services Agreements

In connection with the creation of the Joint Venture, we entered into transition services agreements with eRx. Under the agreements, we provided certain transition services to eRx in exchange for specified fees. Prior to the acquisition of eRx, we recognized $283 in transition fee income during the six months ended September 30, 2020. The amounts received are included in Other, net in the consolidated statement of operations.

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

Segment Results

Revenue and adjusted EBITDA for each of the reportable segments for the three and six months ended September 30, 2021 and 2020 are shown below. Information is reflected in the manner utilized by management to make operating decisions, assess performance and allocate resources. Such amounts include allocations of corporate shared services functions that are essential to the core operations of the reportable segments. Segment assets and related depreciation expenses are not presented to management for purposes of operational decision making, and therefore are not included in the accompanying tables.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Segment Revenue
Software and Analytics	$363,423	$354,860	$783,740	$746,449
Network Solutions	215,600	184,095	425,061	326,921
Technology-Enabled Services	231,928	231,817	457,450	419,523
Postage and Eliminations (1)	19,091	24,073	36,109	51,136
Purchase Accounting Adjustment (2)	(3,278)	(38,909)	(7,740)	(93,909)
Net Revenue	$826,764	$755,936	$1,694,620	$1,450,120
Segment Adjusted EBITDA
Software and Analytics	$112,318	$117,393	$272,683	$261,325
Network Solutions	112,986	94,508	222,474	165,011
Technology-Enabled Services	21,158	19,940	34,033	2,360
Adjusted EBITDA	$246,462	$231,841	$529,190	$428,696

Reconciliation of income (loss) before tax provision (benefit) to Adjusted EBITDA
Income (loss) before income tax provision (benefit)	$(53,153)	$(56,010)	$(65,207)	$(128,165)
Amortization of capitalized software developed for sale	859	12	1,576	89
Depreciation and amortization	163,469	146,869	331,681	285,409
Interest expense	59,466	61,627	118,852	124,294
Equity compensation	23,745	14,331	49,911	23,914
Acquisition accounting adjustments	(1,653)	34,686	(2,212)	83,225
Acquisition and divestiture-related costs	13,765	2,337	20,159	7,458
Integration and related costs	5,933	7,536	17,301	17,894
Strategic initiatives, duplicative and transition costs	14,644	3,765	24,572	8,845
Severance costs	7,303	3,172	12,023	7,876
Accretion and changes in estimate, net	4,355	5,293	9,087	11,188
Impairment of long-lived assets and other	81	7,447	1,692	13,760
Loss on extinguishment of debt	2,232	1,489	2,232	1,489
Gain on sale of businesses	—	(176)	—	(28,270)
Contingent consideration	—	(550)	—	(3,000)
Other non-routine, net	5,416	13	7,523	2,690
Adjusted EBITDA	$246,462	$231,841	$529,190	$428,696

(1)Revenue for the Postage and Eliminations segment includes postage revenue of $52,550 and $50,023 for the three months ended September 30, 2021 and 2020, respectively, and $103,758 and $95,795 for the six months ended September 30, 2021 and 2020, respectively.

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

	Foreign Currency		Accumulated Other
	Translation	Cash Flow	Comprehensive
	Adjustment	Hedge	Income (Loss)
Balance at March 31, 2020	$(7,084)	$(288)	$(7,372)
Change associated with foreign currency translation	6,353	—	6,353
Change associated with current period hedging	—	(4,459)	(4,459)
Reclassification into earnings	—	275	275
Balance at June 30, 2020	$(731)	$(4,472)	$(5,203)
Change associated with foreign currency translation	5,221	—	5,221
Change associated with current period hedging	—	(2,277)	(2,277)
Reclassification into earnings	—	281	281
Balance at September 30, 2020	$4,490	$(6,468)	$(1,978)
Balance at March 31, 2021	$14,130	$(2,909)	$11,221
Change associated with foreign currency translation	3,571	—	3,571
Change associated with current period hedging	—	(294)	(294)
Reclassification into earnings	—	413	413
Balance at June 30, 2021	$17,701	$(2,790)	$14,911
Change associated with foreign currency translation	(2,156)	—	(2,156)
Change associated with current period hedging	—	(502)	(502)
Reclassification into earnings	—	543	543
Balance at September 30, 2021	$15,545	$(2,749)	$12,796

18. Subsequent Events

In October 2021, we made a voluntary repayment on the Term Loan Facility of $60,000 and recorded a loss on extinguishment of debt of approximately $1,261.

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

On March 24, 2021, the Company and UnitedHealth Group each received a request for additional information and documentary materials (collectively, the “Second Request”) from the U.S. Department of Justice (the “DOJ”) in connection with the DOJ’s review of the UHG Transaction. The effect of the Second Request is to extend the waiting period imposed under the HSR Act until the 30th day after substantial compliance by the Company and UnitedHealth Group with the Second Request (or such other date upon which substantial compliance is considered effective), unless the waiting period is terminated earlier by the DOJ or extended by the parties to the UHG Transaction. On August 7, 2021, the parties entered into a timing agreement (the “Timing Agreement”) with the DOJ pursuant to which they agreed not to consummate the UHG Transaction before 120 days following the date on which both parties certified substantial compliance with the Second Request.

Both the Company and UnitedHealth Group have now certified substantial compliance with the Second Request. On November 1, 2021, the Company and UnitedHealth Group entered into an amendment to the Timing Agreement with the DOJ pursuant to which they agreed not to consummate the Merger before 12:01 a.m. Eastern Time on February 22, 2022 (subject to extension in certain limited circumstances relating to the potential unavailability of certain requested data), unless they have received written notice from the DOJ prior to such date that the DOJ has closed its investigation. The parties have been working cooperatively with the DOJ and will continue to do so.

Term Loan Repayment

In the second quarter of fiscal year 2022, we repaid $100 million on our Term Loan Facility and recognized a loss on extinguishment of $2.2 million in our consolidated statement of operations.

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

Results of Operations

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

	Three Months Ended September 30,		$	%
(amounts in millions) (1)	2021	2020	Change	Change
Revenue
Solutions revenue	$774.2	$705.9	$68.3	9.7%
Postage revenue	52.6	50.0	2.6	5.1%
Total revenue	826.8	755.9	70.9	9.4%
Operating expenses
Cost of operations (exclusive of depreciation and amortization below)	$346.6	$326.7	$19.9	6.1%
Research and development	67.1	54.1	13.0	24.0%
Sales, marketing, general and administrative	183.0	171.6	11.4	6.7%
Customer postage	52.6	50.0	2.6	5.1%
Depreciation and amortization	163.5	146.9	16.6	11.3%
Accretion and changes in estimate with related parties, net	2.9	3.6	(0.7)	(20.3)%
Gain on sale of businesses	—	(0.2)	0.2	NMF
Total operating expenses	$815.6	$752.6	$63.0	8.4%
Operating income (loss)	$11.1	$3.3	$7.8	237.3%
Non-operating (income) expense
Interest expense, net	59.5	61.6	(2.1)	(3.5)%
Loss on extinguishment of debt	2.2	1.5	0.7	48.8%
Other, net	2.6	(3.8)	6.4	NMF
Total non-operating (income) expense	$64.3	$59.4	$4.9	8.2%
Income (loss) before income tax provision (benefit)	(53.2)	(56.0)	2.8	(5.1)%
Income tax provision (benefit)	(16.7)	(13.4)	(3.3)	NMF
Net income (loss)	$(36.4)	$(42.6)	$6.2	(14.5)%

(1)As a result of displaying amounts in millions, rounding differences may exist in the table above.

Revenue

Solutions revenue

Solutions revenue increased $68.3 million for the three months ended September 30, 2021, compared with the same period in the prior year. Factors affecting solutions revenue are described in the various segment discussions below.

Postage revenue

Postage revenue increased $2.6 million for the three months ended September 30, 2021, compared with the same period in the prior year. See “Customer postage” below for additional information.

Operating Expenses

Cost of operations (exclusive of depreciation and amortization)

Cost of operations increased $19.9 million for the three months ended September 30, 2021, compared with the same period in the prior year. The increase is primarily attributable to revenue-related expenses.

Research and development

Research and development expense increased $13.0 million for the three months ended September 30, 2021, compared with the same period in the prior year. The increase is primarily attributable to investments in product development.

Sales, marketing, general and administrative

Sales, marketing, general and administrative expense increased $11.4 million for the three months ended September 30, 2021, compared with the same period in the prior year, which is primarily attributable to legal fees related to the pending UHG Transaction.

Customer postage

Customer postage increased $2.6 million for the three months ended September 30, 2021, compared with the same period in the prior year. Customer postage is affected by increases in postage rates within communication and payment solutions. Because customer postage is a pass-through cost to our customers, changes in volume of customer postage generally have no effect on operating income.

Depreciation and amortization

Depreciation and amortization expense increased $16.6 million for the three months ended September 30, 2021, compared with the same period in the prior year. Depreciation and amortization were generally affected by routine amortization of tangible and intangible assets existing at March 31, 2021, as well as the routine amortization and depreciation of additions to property, equipment, software and intangible assets since that date.

Non-Operating Income and Expense

Interest expense, net

Interest expense, net decreased $2.1 million for the three months ended September 30, 2021, compared with the same period in the prior year. This decrease is primarily attributable to reductions in our average long-term debt outstanding and lower interest rates. While we have interest rate cap agreements in place to limit our exposure to rising interest rates, such agreements, together with our fixed rate notes, effectively fixed interest rates for approximately 81% of our total indebtedness at September 30, 2021.

Other, net

Other, net primarily reflects mark to market adjustments on our investments.

Income Taxes

Our effective tax rate for the three months ended September 30, 2021 was 31.5% compared to 23.9% for the three months ended September 30, 2020. Fluctuations in our reported income tax rates from the statutory rate are primarily due to the impacts of equity compensation, transaction costs, and benefits recognized for certain incentive tax credits resulting from research and experimental expenditures in the three months ended September 30, 2021.

Solutions Revenue and Adjusted EBITDA

	Three Months Ended September 30,		$	%
(amounts in millions) (1)	2021	2020	Change	Change
Solutions revenue (2)
Software and Analytics	$363.4	$354.9	$8.5	2.4%
Network Solutions	$215.6	$184.1	$31.5	17.1%
Technology-Enabled Services	$231.9	$231.8	$0.1	0.1%
Adjusted EBITDA
Software and Analytics	$112.3	$117.4	$(5.1)	(4.3)%
Network Solutions	$113.0	$94.5	$18.5	19.6%
Technology-Enabled Services	$21.2	$19.9	$1.3	6.3%

(1)As a result of displaying amounts in millions, rounding differences may exist in the table above.

(2)Includes inter-segment revenue and excludes deferred revenue purchase accounting adjustments resulting from the Merger.

Software and Analytics

Software and Analytics revenue increased $8.5 million for the three months ended September 30, 2021, compared with the same period in the prior year. Software and Analytics revenue was positively impacted by volume recovery from COVID-19 related volume declines in the prior period as well as organic revenue growth, which was partially offset by the Capacity Management divestiture which had a revenue impact of $6.0 million.

Software and Analytics adjusted EBITDA decreased $5.1 million for the three months ended September 30, 2021, compared with the same period in the prior year. This decrease in adjusted EBITDA primarily reflects the impact of the Capacity Management divestiture and increased product investment, partially offset by the aforementioned revenue growth.

Network Solutions

Network Solutions revenue increased $31.5 million for the three months ended September 30, 2021, compared with the same period in the prior year. Network Solutions revenue was positively impacted by volume recovery and incremental revenue from COVID-19 vaccines and new sales.

Network Solutions adjusted EBITDA increased $18.5 million for the three months ended September 30, 2021, compared with the same period in the prior year. Network Solutions adjusted EBITDA was impacted by the same factors that impacted revenue, partially offset by investments to support new product launches and market expansion opportunities in the core network and business to business payments offerings.

Technology-Enabled Services

Technology-Enabled Services revenue increased $0.1 million for the three months ended September 30, 2021 as compared with the same period in the prior year. Technology-Enabled Services revenue was impacted by new sales and volume recovery from COVID-19 related volume declines in the prior period, partially offset by customer attrition.

Technology-Enabled Services adjusted EBITDA increased $1.3 million for the three months ended September 30, 2021 as compared with the same period in the prior year. Technology-Enabled Services adjusted EBITDA was impacted by the same factors that impacted revenue as well as the continued optimization of our cost structure.

Six Months Ended September 30, 2021 Compared to Six Months Ended September 30, 2020

	Six Months Ended September 30,		$	%
(amounts in millions) (1)	2021	2020	Change	Change
Revenue
Solutions revenue	$1,590.9	$1,354.3	$236.6	17.5%
Postage revenue	103.8	95.8	8.0	8.3%
Total revenue	1,694.6	1,450.1	244.5	16.9%
Operating expenses
Cost of operations (exclusive of depreciation and amortization below)	$698.7	$645.2	$53.5	8.3%
Research and development	138.3	109.8	28.5	26.0%
Sales, marketing, general and administrative	361.0	337.1	23.9	7.1%
Customer postage	103.8	95.8	8.0	8.3%
Depreciation and amortization	331.7	285.4	46.3	16.2%
Accretion and changes in estimate with related parties, net	5.9	9.5	(3.6)	(37.8)%
Gain on sale of businesses	—	(28.3)	28.3	(100.0)%
Total operating expenses	$1,639.3	$1,454.5	$184.8	12.7%
Operating income (loss)	$55.3	$(4.3)	$59.6	NMF
Non-operating (income) expense
Interest expense, net	118.9	124.3	(5.4)	(4.4)%
Loss on extinguishment of debt	2.2	1.5	0.7	48.8%
Other, net	(0.6)	(2.0)	1.4	NMF
Total non-operating (income) expense	$120.5	$123.8	$(3.3)	(2.7)%
Income (loss) before income tax provision (benefit)	(65.2)	(128.2)	63.0	(49.1)%
Income tax provision (benefit)	(25.2)	(26.8)	1.6	(6.0)%
Net income (loss)	$(40.0)	$(101.3)	$61.3	(60.5)%

(1)As a result of displaying amounts in millions, rounding differences may exist in the table above.

Revenue

Solutions revenue

Solutions revenue increased $236.6 million for the six months ended September 30, 2021, compared with the same period in the prior year. Factors affecting solutions revenue are described in the various segment discussions below.

Postage revenue

Postage revenue increased $8.0 million for the six months ended September 30, 2021, compared with the same period in the prior year. See “Customer postage” below for additional information.

Operating Expenses

Cost of operations (exclusive of depreciation and amortization)

Cost of operations increased $53.5 million for the six months ended September 30, 2021, compared with the same period in the prior year. The increase is primarily attributable to $32.0 million of revenue-related expenses.

Research and development

Research and development expense increased $28.5 million for the six months ended September 30, 2021, compared with the same period in the prior year. The increase is primarily attributable to recent acquisitions and investments in product development.

Sales, marketing, general and administrative

Sales, marketing, general and administrative expense increased $23.9 million for the six months ended September 30, 2021, compared with the same period in the prior year, which is primarily attributable to equity compensation and legal fees related to the pending UHG Transaction.

Customer postage

Customer postage increased $8.0 million for the six months ended September 30, 2021, compared with the same period in the prior year. Customer postage is affected by changes in print volumes and increases in postage rates within communication and payment solutions. Because customer postage is a pass-through cost to our customers, changes in volume of customer postage generally have no effect on operating income.

Depreciation and amortization

Depreciation and amortization expense increased $46.3 million for the six months ended September 30, 2021, compared with the same period in the prior year. Depreciation and amortization were generally affected by routine amortization of tangible and intangible assets existing at March 31, 2021, as well as the routine amortization and depreciation of additions to property, equipment, software and intangible assets since that date.

Gain on sale of businesses

Gain on sale of businesses decreased $28.3 million for the six months ended September 30, 2021, compared with the same period in the prior year. This decrease is driven by a gain recorded as a result of the sale of Connected Analytics in May 2020, whereas there was no disposition activity during the six months ended September 30, 2021.

Non-Operating Income and Expense

Interest expense, net

Interest expense, net decreased $5.4 million for the six months ended September 30, 2021, compared with the same period in the prior year. This decrease is primarily attributable to reductions in our average long-term debt outstanding and lower interest rates. While we have interest rate cap agreements in place to limit our exposure to rising interest rates, such agreements, together with our fixed rate notes, effectively fixed interest rates for approximately 81% of our total indebtedness at September 30, 2021.

Other, net

Other, net primarily reflects mark to market adjustments on our investments.

Income Taxes

Our effective tax rate for the six months ended September 30, 2021 was 38.6% compared to 23.9% for the six months ended September 30, 2020. Fluctuations in our reported income tax rates from the statutory rate are primarily due to the impacts of equity compensation, transaction costs, and benefits recognized for certain incentive tax credits resulting from research and experimental expenditures in the six months ended September 30, 2021, and our acquisition and divestiture activity in the six months ended September 30, 2020.

	Six Months Ended September 30,		$	%
(amounts in millions) (1)	2021	2020	Change	Change
Solutions revenue (2)
Software and Analytics	$783.7	$746.4	$37.3	5.0%
Network Solutions	$425.1	$326.9	$98.2	30.0%
Technology-Enabled Services	$457.5	$419.5	$38.0	9.0%
Adjusted EBITDA
Software and Analytics	$272.7	$261.3	$11.4	4.4%
Network Solutions	$222.5	$165.0	$57.5	34.8%
Technology-Enabled Services	$34.0	$2.4	$31.6	NMF

(1)As a result of displaying amounts in millions, rounding differences may exist in the table above.

(2)Includes inter-segment revenue and excludes deferred revenue purchase accounting adjustments resulting from the Merger.

Software and Analytics

Software and Analytics revenue increased $37.3 million for the six months ended September 30, 2021, compared with the same period in the prior year. Software and Analytics revenue was positively impacted by volume recovery from COVID-19 related volume declines in the prior period as well as organic revenue growth, which was partially offset by the Connected Analytics and Capacity Management divestitures which had a combined revenue impact of $21.3 million.

Software and Analytics adjusted EBITDA increased $11.4 million for the six months ended September 30, 2021, compared with the same period in the prior year. This increase in adjusted EBITDA reflects the aforementioned revenue growth partially offset by the impact of the divestitures.

Network Solutions

Network Solutions revenue increased $98.2 million for the six months ended September 30, 2021, compared with the same period in the prior year. Network Solutions revenue was positively impacted by volume recovery from COVID-19 related volume declines in the prior period, COVID-19 vaccine volume as well as new sales and the impacts of the eRx and PDX acquisitions which had a combined impact of $21.6 million, reflecting a full quarter in the first quarter versus a partial first quarter in the prior year.

Network Solutions adjusted EBITDA increased $57.5 million for the six months ended September 30, 2021, compared with the same period in the prior year. Network Solutions adjusted EBITDA was impacted by the same factors that impacted revenue, partially offset by investments to support new product launches and market expansion opportunities primarily in the core network and business to business payments offerings.

Technology-Enabled Services

Technology-Enabled Services revenue increased $38.0 million for the six months ended September 30, 2021 as compared with the same period in the prior year. Technology-Enabled Services revenue was positively impacted by volume recovery from COVID-19 related volume declines in the prior period and new sales, partially offset by customer attrition.

Technology-Enabled Services adjusted EBITDA increased $31.6 million for the six months ended September 30, 2021 as compared with the same period in the prior year. Technology-Enabled Services adjusted EBITDA was impacted by the same factors that impacted revenue as well as the optimization of our cost structure.

Significant Changes in Assets and Liabilities

In addition to the $100 million repayment on our Term Loan Facility made during the first six months of fiscal year 2022, we regularly receive funds within our Network Solutions segment from certain pharmaceutical industry participants in advance of our obligation to remit these funds to participating retail pharmacies.  Such funds are not restricted; however, these funds are generally paid out in satisfaction of the processing obligations within three business days of their receipt.  At the time of receipt, we record a corresponding liability within accrued expenses on our consolidated balance sheets.  At September 30, 2021, we reported $20.7 million of such pass-through payment obligations which were subsequently paid in the first week of October 2021. At March 31, 2021, we reported $16.2 million of such pass-through payment obligations.

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

Cash and cash equivalents totaled $80.4 million and $113.1 million at September 30, 2021 and March 31, 2021, respectively, of which $17.1 million and $27.7 million was held outside the U.S., respectively. As of September 30, 2021, no amounts had been drawn under the Revolving Facility and $6.1 million had been issued in letters of credit against the Revolving Facility, leaving $778.9 million available for borrowing. We also have the ability to borrow up to an additional $1,736.7 million, or such amount that the senior secured net leverage ratio does not exceed 4.9 to 1.0, whichever is greater, under the Term Loan Facility, subject to certain additional conditions including the UHG Agreement and commitments by existing or new lenders to fund any additional borrowings.

Cash Flows

The following table summarizes the net cash flow from operating, investing and financing activities:

	Six Months Ended	Six Months Ended	$	%
(amounts in millions) (1)	September 30, 2021	September 30, 2020	Change	Change
Cash provided by (used in) operating activities	$261.4	$296.6	$(35.2)	(11.9)%
Cash provided by (used in) investing activities	(127.8)	(510.4)	382.6	(75.0)%
Cash provided by (used in) financing activities	(166.3)	(31.7)	(134.6)	424.6%
Effects of exchange rate changes on cash and cash equivalents	0.1	2.7	(2.6)	(96.3)%
Net change in cash and cash equivalents	$(32.6)	$(242.9)	$210.3	(86.6)%

(1)As a result of displaying amounts in millions, rounding differences may exist in the table above.

Operating Activities

Cash provided by operating activities is primarily affected by operating income, including the impact of debt service payments, integration-related costs and the timing of collections and disbursements. Cash provided by operating activities includes $4.4 million related to pass-through funds for the six months ended September 30, 2021, and includes a $1.4 million use of cash related to pass-through funds for the six months ended September 30, 2020.

Investing Activities

Cash used in investing activities reflects routine capital expenditures related to purchases of property and equipment and the development of software. For the six months ended September 30, 2020, cash used in investing activities also reflects the eRx and PDX acquisitions partially offset by the sale of the Connected Analytics business.

Financing Activities

Cash used in financing activities reflects payments under the Term Loan Facility, tax receivable agreements, interest rate cap agreements, deferred financing obligations, employee tax withholdings on vesting of equity awards, and tangible equity unit agreements partially offset by proceeds from the exercise of equity awards. Cash provided by financing activities in the prior year reflects the issuance of additional Senior Notes during the six months ended September 30, 2020 partially offset by the repayment of the Revolving Facility during the six months ended September 30, 2020.

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

In second quarter of fiscal year 2022, we repaid $100 million on our Term Loan Facility and recognized a loss on extinguishment of $2.2 million.

Tangible Equity Units

In connection with our initial public offering in July 2019, we completed an offering of 5,750,000 TEUs. Each TEU, which has a stated amount of $50.00, is comprised of a stock purchase contract and a senior amortizing note due June 30, 2022. Each senior amortizing note has an initial principal amount of $8.2378 and bears interest at 5.5% per year. Each year on March 30, June 30, September 30 and December 30, we pay equal quarterly cash installments of $0.7500 per amortizing note with an aggregate principal amount of $47.4 million. Each installment constitutes a payment of interest and partial payment of principal. Unless settled earlier, each purchase contract will automatically settle on June 30, 2022. Holders of TEUs may elect to early settle prior to June 30, 2022, in which case each purchase contract converts to 3.2051 shares of common stock. 779,325 TEUs were converted during the six months ended September 30, 2021.

Hedges

From time to time, we execute interest rate cap agreements with various counterparties that effectively cap our LIBOR exposure on a portion of our existing Term Loan Facility or similar replacement debt. The following table summarizes the terms of our interest rate cap agreements at September 30, 2021.

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

With certain exceptions, the Term Loan Facility obligations are secured by a first-priority security interest in substantially all of our assets. The Term Loan Facility contains various restrictions and nonfinancial covenants, along with a senior secured net leverage ratio test. The nonfinancial covenants include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. The senior secured net leverage test must be met as a condition to incur additional indebtedness, but otherwise is applicable only to the extent that amounts drawn exceed 35% of the Revolving Facility at the end of any fiscal quarter. As of September 30, 2021, we were in compliance with all debt covenants.

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

•our ability to retain and recruit key management personnel and other talent (including while the UHG Transaction is pending and in light of our recently imposed COVID-19 vaccine mandate);

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

As of September 30, 2021, we had Term Loan Facility borrowings of $3,493.3 million (before unamortized debt discount) and no Revolving Facility borrowings. As of September 30, 2021, the LIBOR-based interest rate on the Term Loan Facility was LIBOR plus 2.5%.

We manage economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources and duration of our debt funding and the use of derivative financial instruments. Specifically, we enter into interest rate cap agreements to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Our interest rate cap agreements are used to manage differences in the amount, timing and duration of our known or expected cash receipts and our known or expected cash payments principally related to our borrowings. As of September 30, 2021, our outstanding interest rate cap agreements were designated as cash flow hedges of interest rate risk and were determined to be highly effective.

A change in interest rates on variable rate debt may impact our pretax earnings and cash flows. Based on the outstanding debt as of September 30, 2021, and assuming that our mix of debt instruments, derivative financial instruments and other variables remain the same, the annualized effect of a one percentage point change in variable interest rates would have an annualized pretax impact on the earnings and cash flows of approximately $1.2 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosures.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving their desired control objectives. Based on the evaluation of disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2021, there have been no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

:
CHANGE HEALTHCARE INC.
Date: November 4, 2021	By:	/s/ Neil E. de Crescenzo
Neil E. de Crescenzo Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 4, 2021	By:	/s/ Fredrik Eliasson
Fredrik Eliasson
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)