Form 10-Q
period 2021-12-31
Change Healthcare Inc.
filed 2022-02-03
CIK 1756497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

or

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

Number of shares of common stock outstanding on January 24, 2022: 311,895,569

Part I. Financial Information

Item 1. Financial Statements

Change Healthcare Inc.

Consolidated Statements of Operations

(unaudited and amounts in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Revenue
Solutions revenue	$811,148	$735,264	$2,402,009	$2,089,589
Postage revenue	54,917	49,877	158,675	145,672
Total revenue	866,065	785,141	2,560,684	2,235,261
Operating expenses
Cost of operations (exclusive of depreciation and amortization below)	354,107	332,373	1,052,802	977,568
Research and development	67,314	58,323	205,624	168,110
Sales, marketing, general and administrative	187,275	161,959	548,272	499,039
Customer postage	54,917	49,877	158,675	145,672
Depreciation and amortization	170,782	151,143	502,463	436,552
Accretion and changes in estimate with related parties, net	2,960	956	8,867	10,414
Gain on sale of businesses	—	(32,217)	—	(60,487)
Total operating expenses	837,355	722,414	2,476,703	2,176,868
Operating income (loss)	28,710	62,727	83,981	58,393
Non-operating (income) expense
Interest expense, net	58,433	61,439	177,284	185,733
Loss on extinguishment of debt	1,653	6,145	3,885	7,634
Other, net	3,211	(2,491)	2,605	(4,443)
Total non-operating (income) expense	63,297	65,093	183,774	188,924
Income (loss) before income tax provision (benefit)	(34,587)	(2,366)	(99,793)	(130,531)
Income tax provision (benefit)	(10,115)	(4,562)	(35,313)	(31,411)
Net income (loss)	$(24,472)	$2,196	$(64,480)	$(99,120)

Net income (loss) per share:
Basic	$(0.08)	$0.01	$(0.20)	$(0.31)
Diluted	$(0.08)	$0.01	$(0.20)	$(0.31)
Weighted average common shares outstanding:
Basic	324,381,353	321,013,595	323,668,343	320,570,092
Diluted	324,381,353	324,815,524	323,668,343	320,570,092

See accompanying notes to consolidated financial statements.

Change Healthcare Inc.

Consolidated Statements of Comprehensive Income (Loss)

(unaudited and amounts in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Net income (loss)	$(24,472)	$2,196	$(64,480)	$(99,120)
Other comprehensive income (loss):
Foreign currency translation adjustment	3,693	11,526	5,108	23,100
Changes in fair value of interest rate caps, net of taxes	4,595	(81)	4,755	(6,261)
Other comprehensive income (loss)	8,288	11,445	9,863	16,839
Total comprehensive income (loss)	$(16,184)	$13,641	$(54,617)	$(82,281)

See accompanying notes to consolidated financial statements.

Change Healthcare Inc.

Consolidated Balance Sheets

(unaudited and amounts in thousands, except share and per share amounts)

	December 31,	March 31,
	2021	2021
Assets
Current assets:
Cash & cash equivalents	$96,011	$113,101
Accounts receivable, net	781,530	732,614
Contract assets, net	126,487	132,856
Prepaid expenses and other current assets	149,234	140,258
Total current assets	1,153,262	1,118,829
Property and equipment, net	144,179	174,370
Operating lease right-of-use assets, net	72,374	93,412
Goodwill	4,114,682	4,108,792
Intangible assets, net	3,821,383	4,187,072
Other noncurrent assets, net	542,100	430,141
Total assets	$9,847,980	$10,112,616

Liabilities
Current liabilities:
Accounts payable	$87,477	$57,449
Accrued expenses	473,470	484,293
Deferred revenue	431,239	436,666
Due to related parties, net	11,392	10,766
Current portion of long-term debt	15,009	27,339
Current portion of operating lease liabilities	24,513	30,608
Total current liabilities	1,043,100	1,047,121
Long-term debt, excluding current portion	4,572,865	4,734,775
Long-term operating lease liabilities	56,956	75,396
Deferred income tax liabilities	563,828	605,291
Tax receivable agreement obligations due to related parties	100,565	103,151
Tax receivable agreement obligations	198,210	229,082
Other long-term liabilities	64,861	65,572
Total liabilities	6,600,385	6,860,388
Commitments and contingencies
Stockholders' Equity
Common Stock (par value, $0.001), 9,000,000,000 and 9,000,000,000 shares authorized and 311,716,514 and 306,796,076 shares issued and outstanding at December 31, 2021 and March 31, 2021, respectively	312	307
Preferred stock (par value, $0.001), 900,000,000 shares authorized and no shares issued and outstanding at both December 31, 2021 and March 31, 2021	—	—
Additional paid-in capital	4,333,371	4,283,391
Accumulated other comprehensive income (loss)	21,084	11,221
Accumulated deficit	(1,107,172)	(1,042,691)
Total stockholders' equity	3,247,595	3,252,228
Total liabilities and stockholders' equity	$9,847,980	$10,112,616

See accompanying notes to consolidated financial statements.

Change Healthcare Inc.

Consolidated Statements of Stockholders’ Equity

(unaudited and amounts in thousands, except share and per share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at March 31, 2020	303,428,142	$303	$4,222,580	$(930,064)	$(7,372)	$3,285,447
Cumulative effect of accounting change-ASU 2016-13	—	—	—	(417)	—	(417)
Equity compensation expense	—	—	8,780	—	—	8,780
Issuance of common stock under equity compensation plans	341,230	1	2,143	—	—	2,144
Net income (loss)	—	—	—	(58,694)	—	(58,694)
Foreign currency translation adjustment	—	—	—	—	6,353	6,353
Change in fair value of interest rate caps, net of taxes	—	—	—	—	(4,184)	(4,184)
Other	—	—	(75)	—	—	(75)
Balance at June 30, 2020	303,769,372	$304	$4,233,428	$(989,175)	$(5,203)	$3,239,354
Equity compensation expense	—	—	12,372	—	—	12,372
Issuance of common stock under equity compensation plans	911,961	—	408	—	—	408
Employee tax withholding on vesting of equity compensation awards	(254,764)	—	(3,131)	—	—	(3,131)
Net income (loss)	—	—	—	(42,622)	—	(42,622)
Foreign currency translation adjustment	—	—	—	—	5,221	5,221
Change in fair value of interest rate caps, net of taxes	—	—	—	—	(1,996)	(1,996)
Other	—	—	(356)	—	—	(356)
Balance at September 30, 2020	304,426,569	$304	$4,242,721	$(1,031,797)	$(1,978)	$3,209,250
Equity compensation expense	—	—	9,673	—	—	9,673
Issuance of common stock under equity compensation plans	249,288	1	1,606	—	—	1,607
Employee tax withholding on vesting of equity compensation awards	(18,994)	—	(294)	—	—	(294)
Net income (loss)	—	—	—	2,196	—	2,196
Foreign currency translation adjustment	—	—	—	—	11,526	11,526
Change in fair value of interest rate caps, net of taxes	—	—	—	—	(81)	(81)
Other	—	—	(139)	—	—	(139)
Balance at December 31, 2020	304,656,863	$305	$4,253,567	$(1,029,601)	$9,467	$3,233,738

Balance at March 31, 2021	306,796,076	$307	$4,283,391	$(1,042,691)	$11,221	$3,252,228
Equity compensation expense	—	—	23,191	—	—	23,191
Issuance of common stock under equity compensation plans	1,948,163	2	1,443	—	—	1,445
Employee tax withholding on vesting of equity compensation awards	(564,116)	(1)	(13,015)	—	—	(13,016)
Net income (loss)	—	—	—	(3,605)	—	(3,605)
Foreign currency translation adjustment	—	—	—	—	3,571	3,571
Change in fair value of interest rate caps, net of taxes	—	—	—	—	119	119
Conversion of tangible equity units	2,497,813	3	(3)	—	—	—
Other	—	—	(80)	—	—	(80)
Balance at June 30, 2021	310,677,936	$311	$4,294,927	$(1,046,296)	$14,911	$3,263,853
Equity compensation expense	—	—	23,776	—	—	23,776
Issuance of common stock under equity compensation plans	896,107	—	1,031	—	—	1,031
Employee tax withholding on vesting of equity compensation awards	(262,835)	—	(5,985)	—	—	(5,985)
Net income (loss)	—	—	—	(36,404)	—	(36,404)
Foreign currency translation adjustment	—	—	—	—	(2,156)	(2,156)
Change in fair value of interest rate caps, net of taxes	—	—	—	—	41	41
Conversion of tangible equity units	—	—	—	—	—	—
Other	—	—	10	—	—	10
Balance at September 30, 2021	311,311,208	$311	$4,313,759	$(1,082,700)	$12,796	$3,244,166
Equity compensation expense	—	—	22,899	—	—	22,899
Issuance of common stock under equity compensation plans	620,025	1	1,226	—	—	1,227
Employee tax withholding on vesting of equity compensation awards	(214,719)	—	(4,320)	—	—	(4,320)
Net income (loss)	—	—	—	(24,472)	—	(24,472)
Foreign currency translation adjustment	—	—	—	—	3,693	3,693
Change in fair value of interest rate caps, net of taxes	—	—	—	—	4,595	4,595
Conversion of tangible equity units	—	—	—	—	—	—
Other	—	—	(193)	—	—	(193)
Balance at December 31, 2021	311,716,514	$312	$4,333,371	$(1,107,172)	$21,084	$3,247,595

See accompanying notes to consolidated financial statements.

Change Healthcare Inc.

Consolidated Statements of Cash Flows

(unaudited and amounts in thousands)

	Nine Months Ended
	December 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$(64,480)	$(99,120)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	502,463	436,552
Amortization of capitalized software developed for sale	2,510	550
Accretion and changes in estimate, net	13,570	8,429
Equity compensation	74,718	34,858
Deferred income tax expense (benefit)	(41,357)	(33,905)
Amortization of debt discount and issuance costs	23,563	24,587
Loss on extinguishment of debt	3,885	7,634
Non-cash lease expense	20,440	21,930
Gain on sale of businesses	—	(60,487)
Other, net	14,235	4,681
Changes in operating assets and liabilities:
Accounts receivable, net	(49,081)	28,331
Contract assets, net	8,118	5,201
Prepaid expenses and other assets	(50,602)	(69,609)
Accounts payable	24,008	(15,785)
Accrued expenses and other liabilities	(37,159)	68,708
Deferred revenue	(6,039)	124,679
Net cash provided by (used in) operating activities	438,792	487,234
Cash flows from investing activities:
Capitalized expenditures	(192,629)	(182,929)
Acquisitions, net of cash acquired	—	(439,483)
Proceeds from sale of businesses	—	117,124
Other, net	(662)	1,100
Net cash provided by (used in) investing activities	(193,291)	(504,188)
Cash flows from financing activities:
Payments on Term Loan Facility	(180,000)	(265,000)
Payments under tax receivable agreements	(21,537)	(20,691)
Receipts (payments) on derivative instruments	(22,255)	(22,255)
Employee tax withholding on vesting of equity compensation awards	(23,320)	(3,425)
Payments on deferred financing obligations	(10,125)	(9,081)
Payment of senior amortizing notes	(12,188)	(11,599)
Proceeds from exercise of equity awards	6,812	4,158
Payments on Revolving Facility	—	(250,000)
Proceeds from issuance of Senior Notes	—	325,000
Other, net	(310)	(6,650)
Net cash provided by (used in) financing activities	(262,923)	(259,543)
Effect of exchange rate changes on cash and cash equivalents	332	3,449
Net increase (decrease) in cash and cash equivalents	(17,090)	(273,048)
Cash and cash equivalents at beginning of period	113,101	410,405
Cash and cash equivalents at end of period	$96,011	$137,357

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

Both the Company and UnitedHealth Group have now certified substantial compliance with the Second Request. On November 1, 2021, the Company and UnitedHealth Group entered into an amendment to the Timing Agreement with the DOJ pursuant to which they agreed not to consummate the UHG Transaction before 12:01 a.m. Eastern Time on February 22, 2022, unless they have received written notice from the DOJ prior to such date that the DOJ has closed its investigation. The parties have been working cooperatively with the DOJ and will continue to do so.

On December 9, 2021, UnitedHealth Group delivered written notice to the Company that it was exercising its unilateral right to extend the Outside Date (as defined in the UHG Agreement) to April 5, 2022, in accordance with Section 9.2(a) of the UHG Agreement.

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

In calendar year 2021, the global economy began reopening and wider distribution of vaccines will likely continue to encourage greater economic activity. Nevertheless, we are unable to predict how widely the vaccines will be utilized, whether they will be effective in preventing the spread of COVID-19 (including its variant strains), and the extent to which our business, results of operations, financial condition or liquidity will ultimately be impacted by COVID-19. However, we are not presently aware of events or circumstances arising from COVID-19 that would require us to revise the carrying value of our assets or liabilities, nor do we expect the impact of COVID-19 to cause us to be unable to comply with our debt covenants or meet our contractual obligations.

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

Equity Compensation

We measure stock-based compensation cost based on the estimated fair value of the award on the grant date and recognize the expense over the requisite service period, typically on a straight-line basis. We recognize stock-based compensation expense for awards with performance conditions if and when we conclude that it is probable that the performance conditions will be achieved. The fair value of equity awards is recognized as expense in the same period and in the same manner as if we had paid cash for the goods or services. Forfeitures are recognized as they occur. We issue new shares of common stock upon vesting of equity awards and upon exercise of vested options. We do not intend to repurchase any issued shares of common stock. During the three months ended December 31, 2021 and 2020 we recognized $24,807 and $10,944 of equity compensation expense, respectively. During the nine months ended December 31, 2021 and 2020 we recognized $74,718 and $34,858 of equity compensation expense, respectively. At December 31, 2021, aggregate unrecognized compensation expense related to outstanding awards was $197,183.

Upon closing of the UHG Transaction, existing awards will generally convert to equivalent UHG awards with consistent vesting provisions. Certain awards will vest upon closing of the UHG Transaction per the terms of the UHG Agreement.

Allowance for Credit Losses

The allowance for credit losses of $23,370 and $24,126 at December 31, 2021 and March 31, 2021, respectively, was primarily based on historical credit loss experience, current conditions, future expected credit losses, and adjustments for certain asset-specific risk characteristics. The following table summarizes activity related to the allowance for credit losses:

	Nine Months Ended December 31,
	2021	2020
Balance at beginning of period	$24,126	$22,360
Cumulative effect of accounting change-ASU 2016-13	—	417
Acquisitions and Dispositions (1)	—	(3,534)
Provisions	6,084	11,623
Write-offs	(6,840)	(6,863)
Balance at end of period	$23,370	$24,003

(1)For the nine months ended December 31, 2020, this amount relates primarily to the sale of Connected Analytics and Capacity Management.

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

Contract Assets and Liabilities from Contracts with Customers

In October 2021, the FASB issued ASU No. 2021-08 which improves the accounting for revenue contracts with customers acquired in a business combination by addressing diversity in practice and requiring the acquirer to measure contract assets and liabilities acquired in accordance with ASC 606. The standard is scheduled to be effective for us beginning April 1, 2023, with early adoption permitted. Once adopted, the updated guidance could potentially have a material impact on the amount of assets, liabilities, and revenue recognized from acquired businesses, depending on the size and nature of those transactions.

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

Contract Balances

As of December 31, 2021, we expect 95% of the deferred revenue balance to be recognized in one year or less. Approximately $365,086 of the balance at the beginning of fiscal year 2022 was recognized during the nine months ended December 31, 2021. Approximately $245,760 of the balance at the beginning of fiscal year 2021 was recognized during the nine months ended December 31, 2020.

Remaining Performance Obligations

The aggregate amount of transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) for executed contracts includes deferred revenue and other revenue yet to be recognized from non-cancellable contracts. As of December 31, 2021, remaining performance obligations totaled $1,349,496, of which 51% is expected to be recognized over the next 12 months, and the remaining 49% thereafter.

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

Disaggregated Revenue

We disaggregate the revenue from contracts with customers by operating segment as we believe doing so best depicts how the nature, amount, timing and uncertainty of revenues are affected by economic factors. See Note 16, Segment Reporting, for total revenue disaggregated by operating segment for the three and nine months ended December 31, 2021 and 2020.

In addition to disaggregating revenue by operating segment, we disaggregate between revenue that is recognized over time and revenue that is recognized at a point in time. For the three and nine months ended December 31, 2021, 97% and 96% of revenue was recognized over time, respectively, and 3% and 4% of revenue was recognized at a point in time, respectively. For the three and nine months ended December 31, 2020, 98% and 96% of revenue was recognized over time, respectively, and 2% and 4% of revenue was recognized at a point in time, respectively.

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

Prior to the acquisition, we held an option to purchase eRx which we accounted for as an equity investment. Therefore, our acquisition of eRx was accounted for as a business combination achieved in stages under the acquisition method in accordance with Accounting Standards Codification 805, Business Combinations (“ASC 805”). Accordingly, at the acquisition, we remeasured our business purchase option to fair value and recognized a loss of $6,000 which is recorded in Other, net on our consolidated statement of operations for the nine months ended December 31, 2020.

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

6. Goodwill

The following table presents the changes in the carrying amount of goodwill:

ssss

	Software and Analytics	Network Solutions	Technology-Enabled Services	Total
Balance at March 31, 2021	$1,758,302	$1,970,739	$379,752	$4,108,792
Acquisitions	—	—	—	—
Dispositions	—	—	—	—
Effects of foreign currency	6,032	—	—	6,032
Adjustments	(142)	—	—	(142)
Balance at December 31, 2021	$1,764,192	$1,970,739	$379,752	$4,114,682

7. Long-Term Debt

Long-term debt consists of the following:

	December 31, 2021	March 31, 2021
Senior Credit Facilities
$5,100,000 Term Loan Facility, due March 1, 2024, net of unamortized discount of $62,695 and $87,698 at December 31, 2021 and March 31, 2021, respectively (effective interest rate of 4.42% and 4.42%, respectively)	$3,250,555	$3,405,552
$785,000 Revolving Facility, expiring July 3, 2024, and bearing interest at a variable interest rate	—	—
Senior Notes
$1,325,000 5.75% Senior Notes due March 1, 2025, net of unamortized discount of $5,716 and $6,921 at December 31, 2021 and March 31, 2021, respectively (effective interest rate of 5.90% and 5.90%, respectively)	1,319,284	1,318,079
Tangible Equity Unit Senior Amortizing Note
$47,367 Senior Amortizing Notes due June 30, 2022, net of unamortized discount of $60 and $293 at December 31, 2021 and March 31, 2021, respectively (effective interest rate of 7.44% and 7.44%, respectively)	8,390	20,345
Other	9,645	18,138
Less current portion	(15,009)	(27,339)
Long-term debt, excluding current portion	$4,572,865	$4,734,775

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

As of December 31, 2021, we were in compliance with all of the applicable covenants under the Senior Credit Facilities and the Senior Notes.

In the third quarter of fiscal year 2022, we repaid $80,000 on our Term Loan Facility and recognized a loss on extinguishment of $1,653 in our consolidated statement of operations.

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

During the three months ended December 31, 2021, two of our interest rate cap agreements expired. These agreements had a combined notional amount of $1,500,000. At December 31, 2021, each of our outstanding interest rate cap agreements were designated as cash flow hedges of interest rate risk and were determined to be highly effective.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. We estimate that $2,038 will be reclassified as an increase to interest expense within one year.

The fair value of derivative instruments is as follows:

	Fair Values of Derivative Financial Instruments
	Asset (Liability)
Derivative financial instruments designated as hedging instruments:	Balance Sheet Location	December 31, 2021	March 31, 2021
Interest rate cap agreements	Other noncurrent assets, net	$3,876	$—
Interest rate cap agreements	Accrued expenses	(1,331)	(22,360)
Interest rate cap agreements	Other long-term liabilities	—	(365)
Total		$2,545	$(22,725)

Effect of Derivative Instruments on the Statement of Operations

The effect of the derivative instruments on the consolidated statements of operations and other comprehensive income (loss) is as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
Derivative financial instruments in cash flow hedging relationships:	2021	2020	2021	2020
Gain (loss) related to derivative financial instruments recognized in other comprehensive income (loss)	$3,887	$(383)	$3,091	$(7,119)
(Gain) loss related to portion of derivative financial instruments reclassified from accumulated other comprehensive (income) loss to interest expense	$708	$302	$1,664	$858

Credit Risk-Related Contingent Features

We have agreements with each of our derivative counterparties providing that if we default on any of our indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender, then we also could be declared in default on our derivative obligations.

As of December 31, 2021, the termination value of derivative financial instruments in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, was $2,552. If we had defaulted on any of our indebtedness at December 31, 2021, we could have been required to settle our obligations under the agreements at this termination value. We do not offset any derivative financial instruments and the derivative financial instruments are not subject to collateral posting requirements.

9. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes our assets and liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall:

		Quoted in	Significant Other	Significant
		Identical Markets	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Balance at December 31, 2021:
Interest rate cap agreements	$2,545	$—	$2,545	$—
Total	$2,545	$—	$2,545	$—
Balance at March 31, 2021:
Interest rate cap agreements	$(22,725)	$—	$(22,725)	$—
Total	$(22,725)	$—	$(22,725)	$—

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments utilize Level 3 inputs to evaluate the likelihood of both our own default and counterparty default. As of December 31, 2021, we determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives and therefore, the valuations are classified in Level 2 of the fair value hierarchy.

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

The table below presents a reconciliation of the fair value of the liabilities that use significant unobservable inputs (Level 3):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Balance at beginning of period	$—	$—	$—	$(3,000)
Gain (loss) included in Other, net	—	—	—	3,000
Balance at end of period	$—	$—	$—	$—

Assets and Liabilities Measured at Fair Value upon Initial Recognition

The carrying amount and the fair value of financial instruments held as of December 31, 2021 and March 31, 2021 were as follows:

	December 31, 2021		March 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$96,011	$96,011	$113,101	$113,101
Senior Credit Facilities (Level 2)	$3,250,555	$3,313,250	$3,405,552	$3,488,883
Senior Notes (Level 2)	$1,319,284	$1,331,625	$1,318,079	$1,351,500
Debt component of tangible equity units (Level 2)	$8,390	$8,588	$20,345	$21,435

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

The following table summarizes TEU activity:

Tangible Equity Units
Outstanding at March 31, 2020	5,137,345
Issued	—
Conversions	—
Outstanding at December 31, 2020	5,137,345
Outstanding at March 31, 2021	4,833,645
Issued	—
Conversions	(779,325)
Outstanding at December 31, 2021	4,054,320

11. Tax Receivable Agreements

As of December 31, 2021, we estimate the aggregate payments due under our tax receivable agreements in future fiscal years to be as follows:

	Related Party Tax Receivable Agreements	McKesson Tax Receivable Agreement	Other Tax Receivable Agreements	Total
Remainder of 2022	$—	$—	$—	$—
2023	11,392	24,748	10,761	46,901
2024	10,626	16,478	10,295	37,399
2025	37,213	20,052	16,557	73,822
2026	46,623	57,196	19,350	123,169
Thereafter	63,323	39,785	49,777	152,885
Gross expected payments	169,177	158,259	106,740	434,176
Less: Amounts representing discount	(57,220)	—	(31,280)	(88,500)
Total tax receivable agreement obligations	111,957	158,259	75,460	345,676
Less: Current portion due	(11,392)	(24,748)	(10,761)	(46,901)
Tax receivable agreement long-term obligations	$100,565	$133,511	$64,699	$298,775

The timing and/or amount of aggregate payments due may vary based on a number of factors, including the amount of net operating losses and income tax rates. The amount of aggregate payments shown above do not reflect any potential impacts from the UHG Transaction.

12. Income Taxes

The following table summarizes income tax information:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Income tax provision (benefit)	$(10,115)	$(4,562)	$(35,313)	$(31,411)
Effective tax rate	29.2%	192.8%	35.4%	24.1%

Fluctuations in our reported income tax rates from the statutory rate are primarily due to the impacts of equity compensation, transaction costs, and benefits recognized for certain incentive tax credits resulting from research and experimental expenditures in the three and nine months ended December 31, 2021.

For the three and nine months ended December 31, 2020, fluctuations in our reported income tax rates from the statutory rate are primarily due to our acquisition and divestiture activity, benefits recognized as a result of certain incentive tax credits resulting from research and experimental expenditures, and discrete items recognized.

13. Net Income (Loss) Per Share

The following table sets forth the computation of net income (loss) per share of common stock:

	Three Months Ended December 31,		Nine Months Ended December 31,
Basic net income (loss) per share:	2021	2020	2021	2020
Numerator:
Net income (loss)	$(24,472)	$2,196	$(64,480)	$(99,120)
Denominator:
Weighted average common shares outstanding	311,386,852	304,547,891	310,450,917	304,104,388
Minimum shares issuable under purchase contracts	12,994,501	16,465,704	13,217,426	16,465,704
Total weighted average shares outstanding	324,381,353	321,013,595	323,668,343	320,570,092
Basic net income (loss) per share	$(0.08)	$0.01	$(0.20)	$(0.31)
Diluted net income (loss) per share:
Numerator:
Net income (loss)	$(24,472)	$2,196	$(64,480)	$(99,120)
Denominator:
Number of shares used in basic computation	324,381,353	321,013,595	323,668,343	320,570,092
Weighted average effect of dilutive securities
Time-Vesting Options	—	932,344	—	—
Restricted Share Units	—	2,753,810	—	—
Deferred Stock Units	—	95,624	—	—
Employee Stock Purchase Program Shares	—	20,151	—	—
Total weighted average shares outstanding	324,381,353	324,815,524	323,668,343	320,570,092
Diluted net income (loss) per share	$(0.08)	$0.01	$(0.20)	$(0.31)

Due to their antidilutive effect, the following securities have been excluded from diluted net income (loss) per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Restricted Share Units	3,891,119	—	4,685,697	2,360,586
Time-Vesting Options	1,538,279	—	1,681,928	766,432
Deferred Stock Units	149,487	—	150,125	81,983
Dilutive shares issuable under purchase contracts	—	—	—	1,579,991

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

15. Related Party Transactions

Term Loans Held by Related Party

Affiliates of The Blackstone Group, L.P. (“Blackstone”) were significant stockholders at our inception and continue to hold a material interest in the Company. Certain investment funds managed by GSO Capital Partners LP (the “GSO-managed funds”) held a portion of the term loans under our Senior Credit Facilities. GSO Advisor Holdings LLC (“GSO Advisor”) is the general partner of GSO Capital Partners LP and Blackstone, indirectly through its subsidiaries, holds all of the issued and outstanding equity interests of GSO Advisor. As of December 31, 2021 and March 31, 2021, the GSO-managed funds held $252,131 and $162,189, respectively, in principal amount of the Senior Credit Facilities (none of which is classified within current portion of long-term debt).

Transactions with Blackstone Portfolio Companies

We provide various services to, and purchase services from, certain Blackstone portfolio companies under contracts that were executed in the normal course of business. The following is a summary of revenue recognized and amounts paid related to service provided to and from Blackstone portfolio companies:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Revenue recognized related to services provided	$1,467	$934	$4,915	$2,815
Amount paid related to services received	$3,785	$3,883	$12,726	$13,341

Employer Healthcare Program Agreement with Equity Healthcare

Effective January 1, 2021, we entered into an employer health program agreement with Equity Healthcare LLC (“Equity Healthcare”), an affiliate of Blackstone, whereby Equity Healthcare provides certain negotiating, monitoring and other services in connection with certain of our health benefit plans. In consideration for Equity Healthcare’s services, we pay a fee of $3.00 per participating employee per month. Effective January 1, 2022, we will pay a fee of $3.25 per participating employee per month.

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

Transition Services Agreements

In connection with the creation of the Joint Venture, we entered into transition services agreements with eRx. Under the agreements, we provided certain transition services to eRx in exchange for specified fees. Prior to the acquisition of eRx, we recognized $283 in transition fee income during the nine months ended December 31, 2020. The amounts received are included in Other, net in the consolidated statement of operations.

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

Segment Results

Revenue and adjusted EBITDA for each of the reportable segments for the three and nine months ended December 31, 2021 and 2020 are shown below. Information is reflected in the manner utilized by management to make operating decisions, assess performance and allocate resources. Such amounts include allocations of corporate shared services functions that are essential to the core operations of the reportable segments. Segment assets and related depreciation expenses are not presented to management for purposes of operational decision making, and therefore are not included in the accompanying tables.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Segment Revenue
Software and Analytics	$386,020	$372,212	$1,169,760	$1,118,661
Network Solutions	226,963	192,588	652,023	519,509
Technology-Enabled Services	232,760	222,514	690,210	642,037
Postage and Eliminations (1)	20,322	22,006	56,431	73,142
Purchase Accounting Adjustment (2)	—	(24,179)	(7,740)	(118,088)
Net Revenue	$866,065	$785,141	$2,560,684	$2,235,261
Segment Adjusted EBITDA
Software and Analytics	$125,131	$120,779	$397,814	$382,103
Network Solutions	120,735	103,847	343,208	268,858
Technology-Enabled Services	13,673	8,798	47,706	11,158
Adjusted EBITDA	$259,539	$233,424	$788,728	$662,119

Reconciliation of income (loss) before tax provision (benefit) to Adjusted EBITDA
Income (loss) before income tax provision (benefit)	$(34,587)	$(2,366)	$(99,793)	$(130,531)
Amortization of capitalized software developed for sale	935	460	2,510	550
Depreciation and amortization	170,782	151,143	502,463	436,552
Interest expense	58,433	61,439	177,284	185,733
Equity compensation	24,807	10,944	74,718	34,858
Acquisition accounting adjustments	(4,864)	20,601	(7,077)	103,826
Acquisition and divestiture-related costs	8,707	2,661	28,867	10,119
Integration and related costs	5,894	9,688	23,195	27,581
Strategic initiatives, duplicative and transition costs	13,492	4,324	38,064	13,169
Severance costs	2,640	2,591	14,663	10,467
Accretion and changes in estimate, net	4,482	(2,759)	13,570	8,429
Impairment of long-lived assets and other	2,537	658	4,230	14,418
Loss on extinguishment of debt	1,653	6,145	3,885	7,634
Gain on sale of businesses	—	(32,217)	—	(60,487)
Contingent consideration	—	—	—	(3,000)
Other non-routine, net	4,628	112	12,149	2,801
Adjusted EBITDA	$259,539	$233,424	$788,728	$662,119

(1)Revenue for the Postage and Eliminations segment includes postage revenue of $54,917 and $49,877 for the three months ended December 31, 2021 and 2020, respectively, and $158,675 and $145,672 for the nine months ended December 31, 2021 and 2020, respectively.

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

	Foreign Currency		Accumulated Other
	Translation	Cash Flow	Comprehensive
	Adjustment	Hedge	Income (Loss)
Balance at March 31, 2020	$(7,084)	$(288)	$(7,372)
Change associated with foreign currency translation	6,353	—	6,353
Change associated with current period hedging	—	(4,459)	(4,459)
Reclassification into earnings	—	275	275
Balance at June 30, 2020	$(731)	$(4,472)	$(5,203)
Change associated with foreign currency translation	5,221	—	5,221
Change associated with current period hedging	—	(2,277)	(2,277)
Reclassification into earnings	—	281	281
Balance at September 30, 2020	$4,490	$(6,468)	$(1,978)
Change associated with foreign currency translation	11,526	—	11,526
Change associated with current period hedging	—	(383)	(383)
Reclassification into earnings	—	302	302
Balance at December 31, 2020	$16,016	$(6,549)	$9,467

Balance at March 31, 2021	$14,130	$(2,909)	$11,221
Change associated with foreign currency translation	3,571	—	3,571
Change associated with current period hedging	—	(294)	(294)
Reclassification into earnings	—	413	413
Balance at June 30, 2021	$17,701	$(2,790)	$14,911
Change associated with foreign currency translation	(2,156)	—	(2,156)
Change associated with current period hedging	—	(502)	(502)
Reclassification into earnings	—	543	543
Balance at September 30, 2021	$15,545	$(2,749)	$12,796
Change associated with foreign currency translation	3,693	—	3,693
Change associated with current period hedging	—	3,887	3,887
Reclassification into earnings	—	708	708
Balance at December 31, 2021	$19,238	$1,846	$21,084

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

Both the Company and UnitedHealth Group have now certified substantial compliance with the Second Request. On November 1, 2021, the Company and UnitedHealth Group entered into an amendment to the Timing Agreement with the DOJ pursuant to which they agreed not to consummate the UHG Transaction before 12:01 a.m. Eastern Time on February 22, 2022, unless they have received written notice from the DOJ prior to such date that the DOJ has closed its investigation. The parties have been working cooperatively with the DOJ and will continue to do so.

On December 9, 2021, UnitedHealth Group delivered written notice to the Company that it was exercising its unilateral right to extend the Outside Date (as defined in the UHG Agreement) to April 5, 2022, in accordance with Section 9.2(a) of the UHG Agreement.

Term Loan Repayment

In the third quarter of fiscal year 2022, we repaid $80.0 million on our Term Loan Facility and recognized a loss on extinguishment of $1.6 million in our consolidated statement of operations.

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

Factors Affecting Results of Operations

The following are certain key factors that affect, will affect, or have recently affected, our results of operations:

Macroeconomic and Industry Trends

While conditions have improved since the onset of the COVID-19 pandemic, the spread of COVID-19 has driven a reduction in, or in some cases temporary elimination of, elective medical procedures and healthcare visits.  A portion of our business is tied to overall volume of activity in the healthcare system, and therefore, we have been adversely impacted by this industry trend. However, this negative impact from lower healthcare utilization is now being more than offset by revenue associated with vaccines and testing.

In response to COVID-19, we initiated a number of actions with our employees’ health being our first priority. We also focused on serving our customers and introducing new products and services to address their previously unexpected needs related to COVID-19. While the availability of approved COVID-19 vaccines and their impact on the economy has been encouraging, we cannot predict the extent to which our business, results of operations, financial condition or liquidity will ultimately be impacted by COVID-19. However, we continue to assess its impact on our business and are actively managing our response as the pandemic evolves. We believe the solutions we provide our customers will be as important, if not more, post-COVID-19.

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

Results of Operations

Three Months Ended December 31, 2021 Compared to Three Months Ended December 31, 2020

	Three Months Ended December 31,		$	%
(amounts in millions) (1)	2021	2020	Change	Change
Revenue
Solutions revenue	$811.1	$735.3	$75.9	10.3%
Postage revenue	54.9	49.9	5.0	10.1%
Total revenue	866.1	785.1	80.9	10.3%
Operating expenses
Cost of operations (exclusive of depreciation and amortization below)	$354.1	$332.4	$21.7	6.5%
Research and development	67.3	58.3	9.0	15.4%
Sales, marketing, general and administrative	187.3	162.0	25.3	15.6%
Customer postage	54.9	49.9	5.0	10.1%
Depreciation and amortization	170.8	151.1	19.6	13.0%
Accretion and changes in estimate with related parties, net	3.0	1.0	2.0	209.6%
Gain on sale of businesses	—	(32.2)	32.2	(100.0)%
Total operating expenses	$837.4	$722.4	$114.9	15.9%
Operating income (loss)	$28.7	$62.7	$(34.0)	(54.2)%
Non-operating (income) expense
Interest expense, net	58.4	61.4	(3.0)	(4.9)%
Loss on extinguishment of debt	1.7	6.1	(4.5)	(73.1)%
Other, net	3.2	(2.5)	5.7	NMF
Total non-operating (income) expense	$63.3	$65.1	$(1.8)	(2.7)%
Income (loss) before income tax provision (benefit)	(34.6)	(2.4)	(32.2)	NMF
Income tax provision (benefit)	(10.1)	(4.6)	(5.6)	121.7%
Net income (loss)	$(24.5)	$2.2	$(26.7)	NMF

(1)As a result of displaying amounts in millions, rounding differences may exist in the table above.

Revenue

Solutions revenue

Solutions revenue increased $75.9 million for the three months ended December 31, 2021, compared with the same period in the prior year. Factors affecting solutions revenue are described in the various segment discussions below.

Postage revenue

Postage revenue increased $5.0 million for the three months ended December 31, 2021, compared with the same period in the prior year. See “Customer postage” below for additional information.

Operating Expenses

Cost of operations (exclusive of depreciation and amortization)

Cost of operations increased $21.7 million for the three months ended December 31, 2021, compared with the same period in the prior year. The increase is primarily attributable to revenue-related expenses.

Research and development

Research and development expense increased $9.0 million for the three months ended December 31, 2021, compared with the same period in the prior year. The increase is primarily attributable to investments in product development.

Sales, marketing, general and administrative

Sales, marketing, general and administrative expense increased $25.3 million for the three months ended December 31, 2021, compared with the same period in the prior year, which is primarily attributable to legal fees related to the pending UHG Transaction and equity-based compensation.

Customer postage

Customer postage increased $5.0 million for the three months ended December 31, 2021, compared with the same period in the prior year. Customer postage is affected by increases in postage rates within communication and payment solutions. Because customer postage is a pass-through cost to our customers, changes in volume of customer postage generally have no effect on operating income.

Depreciation and amortization

Depreciation and amortization expense increased $19.6 million for the three months ended December 31, 2021, compared with the same period in the prior year. Depreciation and amortization were generally affected by routine amortization of tangible and intangible assets existing at March 31, 2021, as well as the routine amortization and depreciation of additions to property, equipment, software and intangible assets since that date.

Non-Operating Income and Expense

Interest expense, net

Interest expense, net decreased $3.0 million for the three months ended December 31, 2021, compared with the same period in the prior year. This decrease is primarily attributable to reductions in our average long-term debt outstanding and lower interest rates. While we have interest rate cap agreements in place to limit our exposure to rising interest rates, such agreements, together with our fixed rate notes, effectively fixed interest rates for approximately 50% of our total indebtedness at December 31, 2021.

Other, net

Other, net primarily reflects mark to market adjustments on our investments.

Income Taxes

Our effective tax rate for the three months ended December 31, 2021 was 29.2% compared to 192.8% for the three months ended December 31, 2020. Fluctuations in our reported income tax rates from the statutory rate are primarily due to the impacts of equity compensation, transaction costs, and benefits recognized for certain incentive tax credits resulting from research and experimental expenditures in the three months ended December 31, 2021, and the impacts of acquisition and divestiture activity, equity compensation, and benefits recognized for certain incentive tax credits resulting from research and experimental expenditures in the three months ended December 31, 2020.

Solutions Revenue and Adjusted EBITDA

	Three Months Ended December 31,		$	%
(amounts in millions) (1)	2021	2020	Change	Change
Solutions revenue (2)
Software and Analytics	$386.0	$372.2	$13.8	3.7%
Network Solutions	$227.0	$192.6	$34.4	17.8%
Technology-Enabled Services	$232.8	$222.5	$10.2	4.6%
Adjusted EBITDA
Software and Analytics	$125.1	$120.8	$4.4	3.6%
Network Solutions	$120.7	$103.8	$16.9	16.3%
Technology-Enabled Services	$13.7	$8.8	$4.9	55.4%

(1)As a result of displaying amounts in millions, rounding differences may exist in the table above.

(2)Includes inter-segment revenue and excludes deferred revenue purchase accounting adjustments resulting from the Merger.

Software and Analytics

Software and Analytics revenue increased $13.8 million for the three months ended December 31, 2021, compared with the same period in the prior year. Software and Analytics revenue was positively impacted by volume recovery from COVID-19 related volume declines in the prior period as well as organic revenue growth, which was partially offset by the Capacity Management divestiture which had a revenue impact of $4.8 million.

Software and Analytics adjusted EBITDA increased $4.4 million for the three months ended December 31, 2021, compared with the same period in the prior year. This increase in adjusted EBITDA primarily reflects the aforementioned revenue growth partially offset by the impact of the Capacity Management divestiture and increased product investment.

Network Solutions

Network Solutions revenue increased $34.4 million for the three months ended December 31, 2021, compared with the same period in the prior year. Network Solutions revenue was positively impacted by volume recovery and incremental revenue from COVID-19 vaccines and new sales.

Network Solutions adjusted EBITDA increased $16.9 million for the three months ended December 31, 2021, compared with the same period in the prior year. Network Solutions adjusted EBITDA was impacted by the same factors that impacted revenue, partially offset by investments to support new product launches and market expansion opportunities in the core network platform and business to business payments offerings.

Technology-Enabled Services

Technology-Enabled Services revenue increased $10.2 million for the three months ended December 31, 2021, as compared with the same period in the prior year. Technology-Enabled Services revenue was impacted by new sales and volume recovery from COVID-19 related volume declines in the prior period, partially offset by customer attrition.

Technology-Enabled Services adjusted EBITDA increased $4.9 million for the three months ended December 31, 2021 as compared with the same period in the prior year. Technology-Enabled Services adjusted EBITDA was impacted by the same factors that impacted revenue as well as the continued favorable impact from cost structure optimization, offset by increased wage inflation.

Nine Months Ended December 31, 2021 Compared to Nine Months Ended December 30, 2021

	Nine Months Ended December 31,		$	%
(amounts in millions) (1)	2021	2020	Change	Change
Revenue
Solutions revenue	$2,402.0	$2,089.6	$312.4	15.0%
Postage revenue	158.7	145.7	13.0	8.9%
Total revenue	2,560.7	2,235.3	325.4	14.6%
Operating expenses
Cost of operations (exclusive of depreciation and amortization below)	$1,052.8	$977.6	$75.2	7.7%
Research and development	205.6	168.1	37.5	22.3%
Sales, marketing, general and administrative	548.3	499.0	49.2	9.9%
Customer postage	158.7	145.7	13.0	8.9%
Depreciation and amortization	502.5	436.6	65.9	15.1%
Accretion and changes in estimate with related parties, net	8.9	10.4	(1.5)	(14.9)%
Gain on sale of businesses	—	(60.5)	60.5	(100.0)%
Total operating expenses	$2,476.7	$2,176.9	$299.8	13.8%
Operating income (loss)	$84.0	$58.4	$25.6	43.8%
Non-operating (income) expense
Interest expense, net	177.3	185.7	(8.4)	(4.5)%
Loss on extinguishment of debt	3.9	7.6	(3.7)	(49.1)%
Other, net	2.6	(4.4)	7.0	NMF
Total non-operating (income) expense	$183.8	$188.9	$(5.2)	(2.7)%
Income (loss) before income tax provision (benefit)	(99.8)	(130.5)	30.7	(23.5)%
Income tax provision (benefit)	(35.3)	(31.4)	(3.9)	12.4%
Net income (loss)	$(64.5)	$(99.1)	$34.6	(34.9)%

(1)As a result of displaying amounts in millions, rounding differences may exist in the table above.

Revenue

Solutions revenue

Solutions revenue increased $312.4 million for the nine months ended December 31, 2021, compared with the same period in the prior year. Factors affecting solutions revenue are described in the various segment discussions below.

Postage revenue

Postage revenue increased $13.0 million for the nine months ended December 31, 2021, compared with the same period in the prior year. See “Customer postage” below for additional information.

Operating Expenses

Cost of operations (exclusive of depreciation and amortization)

Cost of operations increased $75.2 million for the nine months ended December 31, 2021, compared with the same period in the prior year. The increase is primarily attributable to $48.6 million of revenue-related expenses.

Research and development

Research and development expense increased $37.5 million for the nine months ended December 31, 2021, compared with the same period in the prior year. The increase is primarily attributable to recent acquisitions and investments in product development.

Sales, marketing, general and administrative

Sales, marketing, general and administrative expense increased $49.2 million for the nine months ended December 31, 2021, compared with the same period in the prior year, which is primarily attributable to legal fees related to the pending UHG Transaction and equity-based compensation.

Customer postage

Customer postage increased $13.0 million for the nine months ended December 31, 2021, compared with the same period in the prior year. Customer postage is affected by changes in print volumes and increases in postage rates within communication and payment solutions. Because customer postage is a pass-through cost to our customers, changes in volume of customer postage generally have no effect on operating income.

Depreciation and amortization

Depreciation and amortization expense increased $65.9 million for the nine months ended December 31, 2021, compared with the same period in the prior year. Depreciation and amortization were generally affected by routine amortization of tangible and intangible assets existing at March 31, 2021, as well as the routine amortization and depreciation of additions to property, equipment, software and intangible assets since that date.

Gain on sale of businesses

Gain on sale of businesses decreased $60.5 million for the nine months ended December 31, 2021, compared with the same period in the prior year. This decrease is driven by a gain recorded as a result of the sale of Connected Analytics in May 2020, whereas there was no disposition activity during the nine months ended December 31, 2021.

Non-Operating Income and Expense

Interest expense, net

Interest expense, net decreased $8.4 million for the nine months ended December 31, 2021, compared with the same period in the prior year. This decrease is primarily attributable to reductions in our average long-term debt outstanding and lower interest rates. While we have interest rate cap agreements in place to limit our exposure to rising interest rates, such agreements, together with our fixed rate notes, effectively fixed interest rates for approximately 50% of our total indebtedness at December 31, 2021.

Other, net

Other, net primarily reflects mark to market adjustments on our investments.

Income Taxes

Our effective tax rate for the nine months ended December 31, 2021 was 35.4% compared to 24.1% for the nine months ended December 31, 2021. Fluctuations in our reported income tax rates from the statutory rate are primarily due to the impacts of equity compensation, transaction costs, and benefits recognized for certain incentive tax credits resulting from research and experimental expenditures in the nine months ended December 31, 2021, and the impacts of acquisition and divestiture activity, equity compensation, and benefits recognized for certain incentive tax credits resulting from research and experimental expenditures in the nine months ended December 31, 2020.

Solutions Revenue and Adjusted EBITDA

	Nine Months Ended December 31,		$	%
(amounts in millions) (1)	2021	2020	Change	Change
Solutions revenue (2)
Software and Analytics	$1,169.8	$1,118.7	$51.1	4.6%
Network Solutions	$652.0	$519.5	$132.5	25.5%
Technology-Enabled Services	$690.2	$642.0	$48.2	7.5%
Adjusted EBITDA
Software and Analytics	$397.8	$382.1	$15.7	4.1%
Network Solutions	$343.2	$268.9	$74.4	27.7%
Technology-Enabled Services	$47.7	$11.2	$36.5	327.5%

(1)As a result of displaying amounts in millions, rounding differences may exist in the table above.

(2)Includes inter-segment revenue and excludes deferred revenue purchase accounting adjustments resulting from the Merger.

Software and Analytics

Software and Analytics revenue increased $51.1 million for the nine months ended December 31, 2021, compared with the same period in the prior year. Software and Analytics revenue was positively impacted by volume recovery from COVID-19 related volume declines in the prior period as well as organic revenue growth, which was partially offset by the Connected Analytics and Capacity Management divestitures which had a combined negative revenue impact of $26.1 million.

Software and Analytics adjusted EBITDA increased $15.7 million for the nine months ended December 31, 2021, compared with the same period in the prior year. This increase in adjusted EBITDA reflects the aforementioned revenue growth partially offset by the impact of the divestitures.

Network Solutions

Network Solutions revenue increased $132.5 million for the nine months ended December 31, 2021, compared with the same period in the prior year. Network Solutions revenue was positively impacted by volume recovery from COVID-19 related volume declines in the prior period, COVID-19 vaccine volume as well as new sales. Revenue was also positively impacted by the eRx and PDX acquisitions which had a combined impact of $21.6 million, reflecting a full quarter in the first quarter versus a partial first quarter in the prior year.

Network Solutions adjusted EBITDA increased $74.4 million for the nine months ended December 31, 2021, compared with the same period in the prior year. Network Solutions adjusted EBITDA was impacted by the same factors that impacted revenue, partially offset by investments to support new product launches and market expansion opportunities primarily in the core network platform and business to business payments offerings.

Technology-Enabled Services

Technology-Enabled Services revenue increased $48.2 million for the nine months ended December 31, 2021 as compared with the same period in the prior year. Technology-Enabled Services revenue was positively impacted by volume recovery from COVID-19 related volume declines in the prior period and new sales, partially offset by customer attrition.

Technology-Enabled Services adjusted EBITDA increased $36.5 million for the nine months ended December 31, 2021 as compared with the same period in the prior year. Technology-Enabled Services adjusted EBITDA was impacted by the same factors that impacted revenue as well as the continued favorable impact from cost structure optimization, partially offset by increased wage inflation.

Significant Changes in Assets and Liabilities

In addition to the $180.0 million repayment on our Term Loan Facility made during the first nine months of fiscal year 2022, we regularly receive funds within our Network Solutions segment from certain pharmaceutical industry participants in advance of our obligation to remit these funds to participating retail pharmacies.  Such funds are not restricted; however, these funds are generally paid out in satisfaction of the processing obligations within three business days of their receipt.  At the time of receipt, we record a corresponding liability within accrued expenses on our consolidated balance sheets.  At December 31, 2021, we reported $32.4 million of such pass-through payment obligations which were subsequently paid in the first week of January 2022. At March 31, 2021, we reported $16.2 million of such pass-through payment obligations.

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

Cash and cash equivalents totaled $96.0 million and $113.1 million at December 31, 2021 and March 31, 2021, respectively, of which $25.4 million and $27.7 million was held outside the U.S., respectively. As of December 31, 2021, no amounts had been drawn under the Revolving Facility and $6.1 million had been issued in letters of credit against the Revolving Facility, leaving $778.9 million available for borrowing. We also have the ability to borrow up to an additional $1,962.5 million, or such amount that the senior secured net leverage ratio does not exceed 4.9 to 1.0, whichever is greater, under the Term Loan Facility, subject to certain additional conditions including the UHG Agreement and commitments by existing or new lenders to fund any additional borrowings.

Cash Flows

The following table summarizes the net cash flow from operating, investing and financing activities:

	Nine Months Ended	Nine Months Ended	$	%
(amounts in millions) (1)	December 31, 2021	December 31, 2020	Change	Change
Cash provided by (used in) operating activities	$438.8	$487.2	$(48.4)	(9.9)%
Cash provided by (used in) investing activities	(193.3)	(504.2)	310.9	(61.7)%
Cash provided by (used in) financing activities	(262.9)	(259.5)	(3.4)	1.3%
Effects of exchange rate changes on cash and cash equivalents	0.3	3.4	(3.1)	(91.2)%
Net change in cash and cash equivalents	$(17.1)	$(273.0)	$255.9	(93.7)%

(1)As a result of displaying amounts in millions, rounding differences may exist in the table above.

Operating Activities

Cash provided by operating activities is primarily affected by operating income, including the impact of debt service payments, integration-related costs and the timing of collections and disbursements. Cash provided by operating activities includes $16.1 million related to pass-through funds for the nine months ended December 31, 2021, and includes a $10.1 million use of cash related to pass-through funds for the nine months ended December 31, 2020.

Investing Activities

Cash used in investing activities reflects routine capital expenditures related to purchases of property and equipment and the development of software. For the nine months ended December 31, 2020, cash used in investing activities also reflects the eRx and PDX acquisitions partially offset by the sale of the Connected Analytics and Capacity Management businesses.

Financing Activities

Cash used in financing activities reflects payments under the Term Loan Facility, tax receivable agreements, interest rate cap agreements, deferred financing obligations, employee tax withholdings on vesting of equity awards, and tangible equity unit agreements partially offset by proceeds from the exercise of equity awards. During the nine months ended December 31, 2020, Cash used in financing activities also reflects payments under the Term Loan Facility and repayment of the Revolving Facility, partially offset by the issuance of additional Senior Notes.

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

In third quarter of fiscal year 2022, we repaid $80.0 million on our Term Loan Facility and recognized a loss on extinguishment of $1.6 million.

Tangible Equity Units

In connection with our initial public offering in July 2019, we completed an offering of 5,750,000 TEUs. Each TEU, which has a stated amount of $50.00, is comprised of a stock purchase contract and a senior amortizing note due June 30, 2022. Each senior amortizing note has an initial principal amount of $8.2378 and bears interest at 5.5% per year. Each year on March 30, June 30, September 30 and December 30, we pay equal quarterly cash installments of $0.7500 per amortizing note with an aggregate principal amount of $47.4 million. Each installment constitutes a payment of interest and partial payment of principal. Unless settled earlier, each purchase contract will automatically settle on June 30, 2022. Holders of TEUs may elect to early settle prior to June 30, 2022, in which case each purchase contract converts to 3.2051 shares of common stock. 779,325 TEUs were converted during the nine months ended December 31, 2021.

Hedges

From time to time, we execute interest rate cap agreements with various counterparties that effectively cap our LIBOR exposure on a portion of our existing Term Loan Facility or similar replacement debt. The following table summarizes the terms of our interest rate cap agreements at December 31, 2021.

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

With certain exceptions, the Term Loan Facility obligations are secured by a first-priority security interest in substantially all of our assets. The Term Loan Facility contains various restrictions and nonfinancial covenants, along with a senior secured net leverage ratio test. The nonfinancial covenants include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. The senior secured net leverage test must be met as a condition to incur additional indebtedness, but otherwise is applicable only to the extent that amounts drawn exceed 35% of the Revolving Facility at the end of any fiscal quarter. As of December 31, 2021, we were in compliance with all debt covenants.

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

•uncertainty and risks related to the impact of the COVID-19 pandemic (including the rise of COVID-19 variant strains such as the Delta and Omicron variants) on the national and global economy, our business, suppliers, customers, and employees;

•our ability to retain and recruit key management personnel and other talent (including while the UHG Transaction is pending);

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

•the potential dilutive effect of future issuance of shares of our common stock, par value $0.001 per share; and

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

As of December 31, 2021, we had Term Loan Facility borrowings of $3,313.3 million (before unamortized debt discount) and no Revolving Facility borrowings. As of December 31, 2021, the LIBOR-based interest rate on the Term Loan Facility was LIBOR plus 2.5%.

We manage economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources and duration of our debt funding and the use of derivative financial instruments. Specifically, we enter into interest rate cap agreements to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Our interest rate cap agreements are used to manage differences in the amount, timing and duration of our known or expected cash receipts and our known or expected cash payments principally related to our borrowings. As of December 31, 2021, our outstanding interest rate cap agreements were designated as cash flow hedges of interest rate risk and were determined to be highly effective.

A change in interest rates on variable rate debt may impact our pretax earnings and cash flows. Based on the outstanding debt as of December 31, 2021, and assuming that our mix of debt instruments, derivative financial instruments and other variables remain the same, the annualized effect of a one percentage point change in variable interest rates would have an annualized pretax impact on the earnings and cash flows of approximately $5.0 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosures.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving their desired control objectives. Based on the evaluation of disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2021, there have been no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

We have determined that our 2022 Annual Meeting of Stockholders (the “Annual Meeting”) will be held on March 29, 2022. Because the date of the Annual Meeting will be more than 30 days after the anniversary of our prior Annual Meeting of Stockholders, in accordance with Rule 14a-5(f) under the Exchange Act, we are informing stockholders of the change.

For stockholders who wish to present a proposal to be considered for inclusion in our proxy statement and for consideration at the Annual Meeting, we have set a new deadline for the receipt of such proposals in accordance with Rule 14a-8 under the Exchange Act. In order to be considered timely, the proposal must be delivered to the Corporate Secretary at the principal executive offices of the Company no later than February 13, 2022. Such stockholder proposals must otherwise comply with the requirements of Rule 14a-8 of the Exchange Act.

In addition, stockholders may submit nominations or other business for consideration at the Annual Meeting under our Amended and Restated Bylaws (the “Bylaws”). The Bylaws provide that if the date of the 2022 Annual Meeting is advanced by more than 30 days, or delayed by more than 70 days, from the anniversary date of the previous year’s meeting or if no annual meeting was held in the preceding year, the proposal or nomination must be delivered to the Corporate Secretary at the principal executive offices of the Company not earlier than the close of business on the 120th day prior to such annual meeting and not later than the close of business on the later of the 90th day prior to such annual meeting or the 10th day following the day on which public announcement of the date of such meeting is first made by the Company. Accordingly, the deadline to receive any such proposals under our Bylaws and not intended to be included in our proxy statement is February 13, 2022. Any such proposal must otherwise comply with the requirements set forth in the Bylaws.

The Annual Meeting does not relate to the pending UHG Transaction. Until the UHG Transaction is completed, we will continue to function as an independent public company and therefore we expect to hold the Annual Meeting in the ordinary course of our business. We will not hold the Annual Meeting if the UHG Transaction is completed prior to holding the Annual Meeting.

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

:
CHANGE HEALTHCARE INC.
Date: February 3, 2022	By:	/s/ Neil E. de Crescenzo
Neil E. de Crescenzo Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 3, 2022	By:	/s/ Fredrik Eliasson
Fredrik Eliasson
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)