Form 10-K
period 2022-03-31
Change Healthcare Inc.
filed 2022-05-26
CIK 1756497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2022

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒No  ☐

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

As of September 30, 2021, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates was $5,262,545,459.

Number of shares of common stock outstanding on May 16, 2022: 318,546,445

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s next Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Cautionary Notice Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of federal securities laws. Any statements made in this Annual Report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include information concerning possible or assumed future results of operations, including descriptions of our business plans and strategies, and our expectations, estimates and beliefs concerning matters that are not historical facts, including with respect to the UHG Transaction (as defined below). These statements often include words such as “anticipate,” “expect,” “suggest,” “plan,” “believe,” “intend,” “estimate,” “target,” “project,” “should,” “could,” “would,” “may,” “will,” “forecast,” “outlook,” “potential,” “continues,” “seeks,” “predicts,” and the negatives of these words and other similar expressions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that factors affecting our actual financial results could cause actual results to differ materially from those expressed in the forward-looking statements, including those described below.

Summary of Material Risks

Our actual results may differ significantly from any results expressed or implied by any forward-looking statements. A summary of the principal risk factors that make investing in us risky and might cause our actual results to differ is set forth below. The following is only a summary of the principal risks that may materially adversely affect our business, financial condition and results of operations. Factors that could materially affect our financial results or such forward-looking statements include, among others, the following factors:

•the inability to complete the transactions contemplated by the Agreement and Plan of Merger (“UHG Agreement”) dated as of January 5, 2021 by and among Change Healthcare Inc., UnitedHealth Group Incorporated (“UnitedHealth Group”) and UnitedHealth Group’s wholly owned subsidiary Cambridge Merger Sub Inc. (the “UHG Transaction”) due to the failure to satisfy the conditions to the completion of the UHG Transaction, including that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of the UHG Transaction. See Note 24;

•risks related to disruption of management’s attention from business operations due to the UHG Transaction;

•the effect of the announcement of the UHG Transaction on our operations, results and business generally;

•the risk that the UHG Transaction will not be consummated in a timely manner, exceeding the expected costs of the UHG Transaction;

•the occurrence of any event, change or other circumstances that could give rise to the termination of the UHG Agreement;

•macroeconomic and industry trends and adverse developments in the debt, consumer credit and financial services markets;

•uncertainty and risks related to the impact of the coronavirus (“COVID-19”) pandemic (including the rise of COVID-19 variant strains such as the Delta and Omicron variants) on the national and global economy, our business, suppliers, customers, and employees;

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

•a decline in transaction volume in the United States (U.S.) healthcare industry;

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

•the economic impact of escalating global tensions, including the conflict between Russia and Ukraine, and the adoption or expansion of economic sanctions or trade restrictions;

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

Our network, one of the strongest clinical and financial healthcare networks in the U.S., was created to facilitate the transfer of data among participants. With insights gained from our experience, applications and analytics portfolio, and our services operations, we have designed analytics solutions that include trusted, industry-leading franchises supported by extensive intellectual property and regularly updated content.

In addition to the advantages of scale, we offer the collaborative benefits of an important partner to the healthcare industry. We seek to establish and develop enduring relationships with each customer through solutions that deliver measurable results for their complex daily workflows. Our customer retention rate for our top 50 provider and top 50 payer customers was 100% for the fiscal year ended March 31, 2022. We believe our presence throughout the healthcare ecosystem help make us a preferred partner for technology companies and industry associations focused on driving innovation, standardization, and efficiencies in the healthcare industry.

Our solutions play an important role in the following areas of the healthcare system:

The U.S. healthcare system is undergoing massive changes at an unprecedented rate. Our mission is to help accelerate its transformation to a value-based care system from which everyone benefits. We deliver solutions and products that help increase efficiency, improve outcomes, and enhance consumer engagement throughout the consumer healthcare journey. That journey has three major stages:

•The Pre-Visit, which includes provider selection, scheduling an appointment, ensuring coverage and pre-authorization, medical record sharing and review, and understanding required payments.

•The Visit (or visits), during which financial clearance is provided, imaging and other clinical activities are managed, and medical necessity is ensured.

•The Post-Visit, which typically requires the resolution of payment, claims remittance and processing, and on-going patient engagement. This stage is increasingly important today as the industry moves toward value-based care and payment models.

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

Our ability to innovate is supported by approximately 1,600 technology professionals including PhDs, masters-level health policy experts, design professionals, data scientists, programmers and statisticians in our research and development centers located in key markets. We believe that our reach across the healthcare ecosystem and our history of commercializing innovations positions us to be a preferred partner for customers and leading healthcare and technology companies.

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

Examples of our new product development include:

•Care Cost Estimator API: Utilizes Change Healthcare's clearinghouses and relationship with payers to determine patient eligibility, copay, coinsurance and deductible status, and return an accurate, personalized patient obligation estimate.

•Stratus Imaging PACS: Utilizes cloud-native architecture to allow radiology practices to build customized workflows and easily adopt new functionality that will provide long-term efficiency benefits.

•InterQual® 2021: Provides clinical decision support guidance on caring for COVID-19 patients, addressing social determinants of health, and the appropriate use of telehealth.

•Dual Eligibility Advocate: Optimizes payer revenue and member satisfaction by helping members obtain and retain added benefits through dual eligible enrollment.

•Coordination of Benefits: Delivers savings to payers through both cost avoidance and overpayment recovery by using AI to identify primary coverage from both Medicare and commercial plans

•ASAM Criteria Powered by InterQual: Integrates into existing care-management workflows, reduces the time required for substance use disorder (SUD) patient assessments, increases consistency, and streamlines the prior-authorization process using industry-standard criteria developed through an exclusive partnership with the American Society of Addiction Medicine (ASAM).

•Change Healthcare – Zasti Collaboration to Reduce Carbon Emissions from the Healthcare Industry: Enables providers to measure and benchmark their carbon footprint by leveraging AI to analyze individual procedures and bills of materials.

•Change Healthcare – Luma Partnership: Utilizing Luma Health's KLAS-recognized Healthcare Engagement Engine™ alongside Change Healthcare’s proven revenue cycle capabilities to create new patient engagement solutions that seamlessly connect every touchpoint across the patient journey.

Market Opportunity

We compete in the market for data and analytics-driven solutions that help ensure clinically appropriate care, increase efficiency and reduce waste in the healthcare industry. We believe the following trends impacting payers, providers and consumers represent a significant opportunity for us.

Wasteful spending amidst rising costs in the U.S. healthcare system.

Research cited by the Journal of the American Medical Association estimates that the cost of waste in the U.S. healthcare system ranged from $760 billion to $935 billion, accounting for approximately 25% of total healthcare spending in 2019. Examples of waste include failure to adhere to best care practices and lack of care coordination, which leads to unnecessary readmissions and inappropriate levels of care delivery. Wasteful spending includes significant variation among providers in the cost and quality of similar care from provider to provider, and market to market (not explained by geography alone), and also includes overtreatment, which is testing and care that is not medically beneficial.

Additionally, the U.S. healthcare system relies on many inefficient processes that are manual, complex, frequently changing, time consuming, prone to error, costly, and requiring undue amounts of clinicians’ and other professionals’ time. In addition, improper payments, according to the Office of Management and Budget, represented approximately 6% of all Medicare Fee-for-Service and 22% of Medicaid payments in 2021. Such improper payments and fraudulent billing create costly and labor-intensive follow-up. According to the Centers for Medicare & Medicaid Services (“CMS,”) U.S. healthcare spending is expected to grow from $4.1 trillion in 2020 to $6.2 trillion by 2028, accounting for approximately 20% of U.S. gross domestic product. This implies that healthcare spending is increasing at a 5.4% annual growth rate. Given the significant and lasting financial burden of ongoing rising costs and wasteful spending, government, commercial payers, and providers are increasingly focused on reducing costs attributable to administrative complexity and errors; excessive manual labor; and uncoordinated, unproductive, or ineffective processes. As a result, we expect continued strong demand for solutions that can aid in reducing waste, improving efficiency, and help ensure delivery of clinically appropriate and value-based care.

Healthcare system exposure to growing chronically ill and higher risk populations.

While the overall U.S. population is expected to increase 6.5% from 2022 to 2032, the population of adults age 65 and older is expected to increase 25.9% over the same period, according to the U.S. Census Bureau. As the country’s elderly population continues to grow, and the healthcare system serves more chronically ill and higher risk populations, providers and payers will need tools to onboard and manage these populations. These include the ability to deliver appropriate care for medically complex patients, and the ability to document risk and outcomes to attain the appropriate reimbursement rates associated with these populations.

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

As healthcare expenditures have continued to rise, employers and health plans have shifted costs to patients through increased adoption of high-deductible health plans. Enrollment in high deductible health plans with a savings option (HDHP/SO) has increased over the past six years, from 24% of covered workers in 2015 to 28% in 2021, according to the Kaiser Family Foundation. Increases in patient financial responsibility require providers to obtain payment from the patient before and after the point of care, which in turn requires more advanced billing and collection workflows. As providers become more consumer-oriented, they require increasingly sophisticated, dynamic, and personalized digital solutions, which generally necessitate scale for efficient implementation and cost-effectiveness. Likewise, as patient out-of-pocket costs continue to increase, they are becoming more quality- and cost-conscious consumers, likely to make more calculated decisions regarding their healthcare consumption. These empowered “healthcare consumers” are demanding price transparency, decision support, and access to medical records from their health plans to help them choose caregivers who deliver the highest quality care at the lowest price. Health plans are consequently partnering with third parties to provide their members with tools which enable them to assess quality and cost based on individual plan benefits. At the same time, providers seek to effectively communicate the quality and value of their services, determine patients’ upfront insurance eligibility, coverage, and ability to pay their portion of healthcare bills; and simplify the payment process to improve patient experience and satisfaction.

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

The COVID-19 pandemic disrupted our economy and nearly brought the healthcare system to its knees. It exposed and exacerbated weaknesses in the U.S. healthcare system’s clinical, financial, and technical infrastructure, including significant issues with clinical guidelines; patient access and capacity management; revenue stability; social determinants of health and care inequity; clinical data interoperability; telehealth coverage, access, and payment; staffing safety and remote work; contact tracing; gaps in value-based payment models and the impact on claims management; and, a safe and orderly return to normal. The pandemic highlighted the criticality of accelerating the transformation of the U.S. healthcare system by making it simpler, more accessible, more integrated and streamlined, and digitized for everyone.

As a provider of data and analytics-driven solutions for the U.S. healthcare system, we help embed our customers with their end-to-end daily workflows.

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

Scale makes us a strong technology partner.

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

During fiscal year 2022, we added a number of new solutions to our business platform through new product development. As a long-time leader in healthcare data interoperability, we provide open APIs based on Fast Healthcare Interoperability Resources and other industry standards, which help us innovate with customers and partners across the industry. The ability to quickly and accurately sort through massive amounts of data from multiple sources and determine relevant patient information is crucial to outcomes. Our enterprise imaging solutions house more than 41 petabytes of imaging data and one billion exams through our systems. In that area, we continue to enhance the only cloud-native enterprise imaging solution in the market, helping customers modernize their workflow infrastructure, reduce capital and operating costs, improve care coordination across specialties, and speed accurate clinical decisions.

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

Network Solutions

We leverage our networks to enable and optimize connectivity and transactions among healthcare system participants. Through our Network Solutions segment, we provide solutions for financial, administrative, and clinical and pharmacy transactions, electronic payments and aggregation and analytics of clinical and financial data.

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

	Software and Analytics	Network Solutions	Technology-Enabled Services
	Solutions across revenue cycle, payment accuracy, clinical decision, value-based payment, engagement, and workflow	Utilizes our network to enable financial, administrative, and clinical transactions; and electronic payments, and provides clinical and financial data analytics	Services to support financial and administrative management, value-based care, communication, and payment
Key Solution Areas

•Network & Financial Management

oValue-Based Payment Analytics

oPayment Accuracy Analytics & Services

oProvider Network Management Analytics

•Risk Adjustment & Quality Performance

oDecision Analytics

oClinical Review Services

•Consumer Engagement

oMember Enrollment & Outreach

oTransparency & Provider Search

•Clinical Decision Support

•Revenue Cycle Management

•Imaging and Clinical Workflow Solutions

•Connected Consumer Health

•Network

oMedical Network

oDental Network

oClinical Exchange Network

oMedRx Network

oCommonWell Health Alliance

•Electronic Payments

oPayer Payment Solutions

oProvider Payment Solutions

oConsumer Payment Solutions

•Data Solutions

oMarket Insights

oData Platform

oData Commercialization

•Pharmacy Solutions

oPharmacy Management

oPharmacy Network

oRevenue Cycle Management

oPharmacy Analytics

•Revenue Cycle Management

oPatient Access Center Services

oFinancial Clearance Services

oRevenue Integrity Services

oHospital Reimbursement Management Services

oPhysician Group Management Services

oPhysician Revenue Cycle Management Services

•Accountable Care Services

oNetwork Development and Physician Recruiting

oRisk Management and Population Health Services

oThird-Party Admission

oBusiness Process as a Service

•Communication & Payment Services

•Pharmacy Benefits Administration

•Consulting

Customers	•Commercial & Government Payers •Hospitals / Health Systems •Physicians and Other Providers •Imaging Centers •Health IT Vendors	•Commercial & Government Payers •Hospitals / Health Systems •Physicians and Other Providers •Reference Labs •Imaging Centers •Retail Pharmacies •Health IT Vendors	•Commercial & Government Payers •Hospitals / Health Systems •Physicians and Other Providers

Software and Analytics

•Network & Financial Management: We help commercial and government payers improve claims operations performance, payment model innovation, and provider network management through a comprehensive solution supporting payers across the entire payment continuum in the transition to value-based care and alternative payment models.

oValue-Based Payment Analytics: We combine a cloud-based analytics platform with clinically validated, transparent Episodes of Care to coordinate Primary Care Providers and Specialists in the effective transition to alternative payment models.

oPayment Accuracy Analytics & Services: Our comprehensive suite of solutions is designed to help payers combat risk of fraud, waste, and abuse at every stage of the claim, from pre-submission to post-payment.

•Risk Adjustment & Quality Performance: We help payers and risk-bearing providers improve financial performance by supporting reimbursement for government-sponsored health plans – including risk adjustment and quality measures, such as the National Committee for Quality Assurance’s (“NCQA”) Healthcare Effectiveness Data and Information Set (“HEDIS”) – for the Medicare, Medicaid, and Commercial Affordable Care Act markets.

oDecision Analytics: We provide a comprehensive set of analytics-driven solutions for risk adjustment and quality performance that aligns with how government-sponsored plans are reimbursed.

oClinical Review Services: We provide solutions for medical records retrieval, coding, and abstraction for payers who want to increase incremental revenue and quality ratings for NCQA’s HEDIS and the Star Rating Program (a CMS system to help beneficiaries compare performance and quality).

•Consumer Engagement: We help commercial and government payers adapt to the evolving needs of a more value-based, consumer-driven environment with consumer-facing tools used to support enrollment and ongoing health management processes. Our consumer engagement solutions help payers respond to many of the industry’s most pressing consumer engagement challenges, from addressing social determinants of health to engaging high-need populations, such as dual eligible individuals.

oMember Enrollment & Outreach: We provide member-centric solutions for payers—focusing on Medicare and Medicaid programs—to improve revenue, increase member satisfaction, and improve engagement in maintaining or improving their health. We have helped managed care payers add incremental revenue through dual enrollment. Additionally, our enrollment AI services pinpoint those individuals with the highest likelihood to qualify for full or partial Medicare and Medicaid dual eligibility.

•Clinical Decision Support: Our clinical criteria, InterQual®, assists payers, providers and government organizations in making clinically appropriate medical utilization decisions to help determine the right care, at the right time, and at the right cost.

•Revenue Cycle Management: We provide end-to-end revenue cycle management workflow and analytics to streamline reimbursement and time-to-revenue for hospitals, physician offices, laboratories, and other ancillary care providers by providing timely insights that reduce denials.

•Imaging and Clinical Workflow Solutions: We help providers improve clinical, operational, and financial performance through enterprise imaging and care delivery solutions for acute and post-acute care settings. We have built and are building, from the ground up, cloud-native solutions to showcase the flexible nature of cloud services and delivery. The cloud-native network will enhance and optimize medical imaging data, enabling providers to improve clinical, financial, and operational outcomes.

Network Solutions

•Our networks provide connectivity that benefits all major healthcare stakeholders, including commercial and governmental payers, employers, hospitals, physicians, laboratories, pharmacies, and consumers.

oMedical Network: Our network provides support for healthcare financial and administrative transactions, including eligibility, claims, durable medical equipment, electronic remittance advice, claim status, pre-authorization, and medical attachments. Our Medical Network is integrated with our payments network, which allows payers and providers to reconcile consumer out-of-pocket cash and credit card payments with payer electronic funds transfer and check payments to settle bills and claims.

oDental Network: We provide eligibility, claims, electronic remittance advice, and payment solutions to dental practices primarily through software channel partners. Our solutions further simplify claims through our attachment technology, which tightly integrates claims processing workflows to ensure only essential attachments required by a payer are connected to a claim and delivered according to payer preferences.

oClinical Exchange Network: Our Clinical Exchange Network provides an efficient mechanism for EHRs, laboratories, and pharmacies to connect with each other and maintain regulatory certifications without the cost of expensive and redundant direct connections.

oMedRx Network: Our medical pharmacy network provides pharmacies with connectivity to commercial and government payers, supporting billing medical claims, such as durable medical equipment and immunizations, directly from the pharmacy management system.

oCommonWell Health Alliance: As the national service provider for CommonWell Health Alliance, we support an industry-wide interoperability effort to make available silos of data that reside within care settings and disparate health IT systems. Our services for CommonWell members include: (i) registration and unique identification of each individual enrolled; (ii) record locator services; (iii) linking of each individual’s clinical records across the care continuum; and (iv) data query and retrieval to enable caregivers to search, select and receive data.

•Electronic Payments: Our electronic payment solutions support both business-to-business (“B2B”) and consumer-to-business (“C2B”) payments. We believe we are well positioned to further drive the healthcare industry’s adoption of convenient and cost-saving payment processes through our comprehensive network of payers and providers.

oPayer Solutions: We offer payers the ability to optimize distribution of payments and remittances in the most efficient manner via electronic funds transfer, direct payment, cards or check. We also assist our customers in automating these processes.

oProvider Solutions: We offer providers the ability to digitize payments and remittances, increasing automation and efficiency in payment posting processes and reducing the amount of paper documents.

oConsumer Payment Solutions: We help providers efficiently bill consumers and offer consumer-friendly options to help reduce bad debt while enhancing the consumer billing and payment experience.

•Data Solutions: We help address increasing demands for data to support analytical needs related to performance improvement, consumer engagement, and value-based care.

oData Platform: We enable our customers to acquire and aggregate clinical, financial, and operational data from across the care continuum, analyze the data and make it available through applications or via direct feeds to a customer’s existing enterprise data warehouse and other analytics systems.

oData Commercialization: We provide de-identified data feeds informed by regulatory compliant formats and create applications and tools directly for customers or via third-party channel partners.

oData Science as a Service: We provide secure access to de-identified, patient-level claims data – including diagnoses and care prescriptions – along with social determinants of health, behavioral health, and other novel data for customers who want privacy-compliant healthcare analytics at scale.

•Pharmacy Solutions: We offer a comprehensive suite of end-to-end pharmacy solutions that help streamline operations and improve financial results for both independent and chain pharmacies.

oPharmacy Management: Our scalable pharmacy management system helps our customers quickly adapt to changing market and business requirements with configurable workflows and dispensing rules that streamline in-store processes and improve staff efficiency.

oPharmacy Network: Our network helps pharmacies submit claims to any third-party processor; perform custom claims; edit claims that suit unique pharmacy requirements; streamline eligibility checks with access to coverage information for more than 270 million individuals; and reduce the financial burden of co-pays and medication adherence while driving revenue.

oRevenue Cycle Management: Our modular pharmacy revenue cycle management suite offers tools for third-party submission and reconciliation, outsourced “chasing claims”, contract management, appeal submission, and tracking services.

oPharmacy Analytics: We help pharmacies drive real-time, point-of-sale actions that enhance revenue with robust analytics that reveal insights into all areas of their business––from chain to individual store––with visualizations, dashboards, and reports for monitoring business operations, improving margins, minimizing costs/risks, and supporting health and wellness initiatives.

Technology-Enabled Services

•Revenue Cycle Management: We have a demonstrated ability to help improve collections, optimize operational efficiency, and enhance patient experience.

oPatient Access Services: We enable health systems and physician practices to provide a broad range of patient access services to their patients. We leverage call center technology with the flexibility to utilize EHR and practice management capabilities, providing a single source of accountability with reporting and continuous quality monitoring.

oRevenue Integrity Services and Consulting: Our Revenue Integrity services help providers mitigate risk, and include charge audit services, coding augmentation, coding quality audit, clinical documentation improvement staffing, and compliance review.

oHospital Reimbursement Management Services and Physician Revenue Cycle Management Services: We deliver billing and accounts receivable management to address government, commercial, and self-pay payments for hospitals, health systems, independent and hospital-employed physician practices, fire and emergency medical service agencies, and other healthcare organizations, such as independent and hospital-employed laboratories.

•Accountable Care Services: We provide a broad scope Business Process as a Service (BPaaS) solution to payers, accountable care organizations, at-risk providers, and government agencies to successfully transition from fee-for-service reimbursement to payment models that reward high-quality and cost-effective care. We provide an enterprise class benefits administration and claims processing platform, fully delegated, licensed third-party administration and Utilization Review Accreditation Commission (“URAC”) accredited clinical support services.

oNetwork Development and Physician Recruiting: We help commercial payers and managed care organizations successfully develop, manage, and scale clinically integrated networks and IPA networks.

oRisk Management and Population Health Services: We enable providers to drive growth and improve margin performance under all value-based payment models, ranging from capitation to shared savings programs.

oThird-Party Administration: We provide fully delegated, licensed third-party administration services that enable risk-bearing providers and payers to reduce the burden of foundational health plan administration, allowing for greater focus on strategic activities such as new product development and member engagement.

oBusiness Process as a Service (“BPaaS”): At the core of our BPaaS solution is our CMS compliant, real-time benefits administration and claims processing platform for all lines of business built entirely on contemporary technology. Our platform offers unlimited flexibility in defining benefit plans, provider contracts, and core business processes using “healthcare business rules” language that can be read and written by non-technical people.

•Communications and Payment Services: We provide communication and payment solutions for payers, providers, channel partners and other stakeholders in the healthcare system.

oCommunications and Payments: We help payers produce and distribute explanation of benefits, explanation of payments, checks, claims and correspondence.

oPatient Billing and Statements: For providers and channel partners, we manage patient statements and related correspondence, integrated with our digital payment solution.

•Pharmacy Benefits Administration (“PBA”): Our PBA solutions provide healthcare management and other administrative services for pharmacy payers and state Medicaid programs, as well as claims processing and other administrative solutions, in real-time, according to customer benefit plan designs, and present a cost-effective alternative to an in-house pharmacy claims adjudication system.

•Consulting: Our healthcare consulting solutions help healthcare customers analyze, develop and implement business and technology strategies that are designed to align with healthcare trends and overall business goals.

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

•Payers: The payer market primarily consists of national commercial insurers, regional private insurers, BlueCross Blue Shield plans, Medicare/Medicaid plans, provider-sponsored payers, third party administrators, emerging technology and data-driven health plans and other specialty health benefits insurers. We are directly connected to their workflows and administrative and clinical systems and provide products and services to nearly all payers.

•Providers: The provider market is comprised of hospitals and health systems, physician practices, dentists, pharmacies, skilled nursing facilities, home health agencies, telehealth providers, senior care facilities, laboratories, and other healthcare providers. We currently have contractual or submitter relationships with these providers, directly or through our channel partners.

Our Competition

We compete on the basis of the breadth and functionality of the solutions we offer on both an integrated and modular basis, the return on investment realized by our customers from our solutions, our value proposition and our pricing models. Our solutions compete with:

•Healthcare transaction processing companies, including those providing electronic data interchange (“EDI”) services and/or internet-based services and those providing services through other means, such as paper and fax;

•Healthcare information system vendors that support providers or payers with their revenue and payment cycle management, imaging usage, retrieval and management, capacity and resource management, and clinical information exchange processes, including physician and dental practice management, hospital information, imaging and workflow solutions and EHR vendors;

•IT and healthcare consulting service providers;

•Healthcare insurance companies, pharmacy benefit management and pharmacy benefit administrator companies, hospital management companies and pharmacies that provide or are developing electronic transaction and payment distribution services for use by providers and/or by their members and customers;

•Healthcare payments and communication solutions providers, including financial institutions and payment processors that have invested in healthcare data management assets, and print and mail vendors;

•Healthcare eligibility and enrollment services companies;

•Healthcare payment accuracy companies;

•Healthcare engagement and transparency companies;

•Healthcare billing and coding services companies;

•Providers of other data products and data analytics solutions, including healthcare risk adjustment, quality, economic statistics and other data; and other data and analytics solutions; and

•Licensors of de-identified healthcare information.

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

Examples of the most significant of these laws include, but are not limited to, the following:

HIPAA Privacy and Security Requirements

There are numerous federal and state laws and regulations related to the privacy and security of health information. In particular, regulations promulgated pursuant to the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH Act”) and more recent laws such as the 21st Century Cures Act (the “Cures Act”) (Public Law 114-255), and Public Law 116-321 (the laws and regulations collectively, “HIPAA”) establish privacy and security standards that limit the use and disclosure of certain individually identifiable health information (known as “protected health information”). HIPAA requires the implementation of administrative, physical and technological safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity and availability of electronic protected health information. The privacy regulations established under HIPAA also provide patients with rights related to understanding and controlling how their protected health information is used and disclosed. As a provider of services to entities subject to HIPAA, we are directly subject to certain provisions of the regulations as a “Business Associate.” We are also directly subject to the HIPAA privacy and security regulations as a “Covered Entity” with respect to our operations as a healthcare clearinghouse.

HIPAA requires us to enter into written agreements with certain contractors, known as business associates or subcontractors, to whom we may disclose protected health information. Covered Entities and Business Associates may be subject to penalties for, among other activities, failing to enter into a Business Associate Agreement where required by law or as a result of a business associate violating HIPAA. When acting as a Business Associate under HIPAA, to the extent permitted by applicable privacy regulations and contracts and associated Business Associate Agreements with our customers, we are permitted to use and disclose protected health information to perform our services and for other limited purposes, but other uses and disclosures, such as marketing communications, require written authorization from the patient or must meet an exception specified under the privacy regulations. To the extent we are permitted to de-identify protected health information and use de-identified information for our purposes, determining whether such protected health information has been sufficiently de-identified to comply with the HIPAA privacy standards and our contractual obligations can require complex factual and statistical analyses and is subject to interpretation and judgment. To the extent we are permitted to provide data aggregation services relating to the healthcare operations of a Covered Entity, such services must meet HIPAA’s requirements and contractual obligations.

Other Privacy and Security Requirements

In addition to HIPAA, there are numerous other U.S. federal and state laws as well as international laws that govern the collection, processing, storage, dissemination, use, access to, transfer, destruction and confidentiality of personal information. Certain federal and state laws protect types of personal information that may be viewed as particularly sensitive. For example, the Confidentiality of Substance Use Disorder Patient Records (42 C.F.R. Part 2) is a federal law that protects information that would reveal if an individual has or had a substance use disorder. Similarly, New York’s Public Health Law, Article 27-F protects information that could reveal confidential HIV-related information about an individual. Some states have enacted or are considering new laws and regulations that would further protect this information, such as the California Consumer Privacy Act of 2018, the California Privacy Rights Act of 2020, the Virginia Consumer Data Protection Act of 2021, the Colorado Privacy Act of 2021 and the Utah Consumer Privacy Act of 2022, which have built upon and are more stringent in many respects than previous state laws in effect in the U.S. In many cases, state laws are more restrictive than, and not preempted by, HIPAA, and may allow personal rights of action with respect to privacy or security breaches, as well as fines. State laws are contributing to increased enforcement activity and may also be subject to interpretation by various courts and other governmental authorities. Further, Congress and a number of states have considered prohibitions or limitations on the disclosure of personal and other information to individuals or entities located outside of the U.S. The U.S. Congress is also currently considering a generally applicable national privacy law that may supplant such states’ comprehensive consumer privacy laws.

There also are numerous international privacy and security laws that govern the collection, dissemination, use, access, retention, protection, transfer and confidentiality of personal information. For example, the EU General Data Protection Regulation (“GDPR”), which became effective on May 25, 2018 (and the United Kingdom equivalent, the “UK GDPR”, implemented after the United Kingdom’s exit from the EU), is more stringent than laws and regulations governing personal information in the U.S. Certain of our solutions involve the transmission and storage of customer data in various jurisdictions, which subjects the operation of that service to privacy or data protection laws and regulations in those jurisdictions as well as the regulations regarding international transfers of personal information under such laws.

Data Protection and Breaches

Every state requires holders of personal information to maintain safeguards and take certain actions in response to a data breach, such as providing prompt notification of the breach to affected individuals or the state’s attorney general. In some states, these laws are limited to electronic data, but states increasingly are enacting or considering stricter and broader requirements. Additionally, HIPAA imposes certain notification requirements on both Covered Entities and Business Associates. In certain circumstances involving large breaches, requirements may even involve notification to the media. A non-permitted use or disclosure of protected health information is presumed to be a breach under HIPAA unless the Covered Entity or Business Associate establishes that there is a low probability the information has been compromised consistent with requirements enumerated in HIPAA.

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

HIPAA Transaction and Identifier Standards

HIPAA and our implementing regulations mandate format and data content standards and provider identifier standards (known as the National Provider Identifier) that must be used in certain electronic transactions, such as claims, payment advice and eligibility inquiries. HHS has established standards that health plans must use for electronic fund transfers with providers, has established operating rules for certain transactions, and is in the process of establishing operating rules to promote uniformity in the implementation of the remaining types of covered transactions. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”) also requires HHS to establish standards for health claims attachment transactions. HHS has modified the standards for electronic healthcare transactions (e.g., eligibility, claims submission and payment and electronic remittance) from Version 4010/4010A to Version 5010, except for certain retail pharmacy transactions, which use National Council for Prescription Drug Programs standards for pharmacy and supplier transactions and

Medicaid subrogation. Further, as of 2015, HHS requires the use of updated standard code sets for diagnoses and procedures. Enforcement of compliance with these standards falls under HHS and is carried out by CMS.

Anti-Kickback Laws and Anti-Referral Laws

A number of federal and state laws govern patient referrals, financial relationships with physicians and other referral sources and inducements to providers and patients, including restrictions contained in amendments to the Social Security Act, commonly known as the federal Anti-Kickback Statute (“AKS”). The AKS prohibits any person or entity from offering, paying, soliciting or receiving, directly or indirectly, anything of value with the intent of generating referrals of items or services covered by Medicare, Medicaid or other federal healthcare programs. Courts have interpreted the law to provide that a financial arrangement may violate this law if any one of the purposes of an arrangement is to encourage patient referrals or other federal healthcare program business, regardless of whether there are other legitimate purposes for the arrangement. Violation of the AKS is a felony, and penalties for AKS violations can be severe, and include imprisonment, criminal fines, civil penalties with treble damages (when the federal False Claims Act (“FCA”) is implicated) and exclusion from participation in federal healthcare programs. The ACA broadened the reach of the AKS by amending the intent requirement, such that a person or entity no longer needs to have actual knowledge of the AKS or specific intent to violate it in order to have committed a violation. In addition, as further discussed below, the ACA provided that the government may assert that a claim which includes items or services resulting from a violation of the AKS constitutes a false or fraudulent claim for purposes of the FCA, as well as restrictions contained in amendments to the Social Security Act, commonly known as the federal Civil Monetary Penalties Law (“CMP”). The AKS contains a limited number of exceptions, and the Office of the Inspector General (“OIG”) of HHS has created regulatory safe harbors to the AKS. Activities that comply with a safe harbor are deemed protected from prosecution under the AKS. Failure to meet a safe harbor does not automatically render an arrangement illegal under the AKS. The arrangement, however, does risk increased scrutiny by government enforcement authorities, based on the particular facts and circumstances. Our contracts and other arrangements may not meet an exception or a safe harbor. Additionally, many states have similar anti-kickback laws that are not necessarily limited to items or services for which payment is made by a federal or state healthcare program. In addition, federal laws restricting certain physician self-referrals (also known as the “Stark Law”), as well as state counterparts, may prohibit payment for patient referrals, patient brokering, remuneration of patients, or billing based on referrals between individuals or entities that have various financial, ownership, or other business relationships with physicians or other healthcare providers. The Stark Law is very complex, and state anti-referral laws vary widely. As noted below, to the extent we undertake billing and coding for designated health services, such activities may be subject to the Stark Law.

False or Fraudulent Claim Laws; Medical Billing and Coding

Medical billing, coding and collection activities are governed by numerous federal and state civil and criminal laws, regulations, and sub-regulatory guidance. We provide billing and coding services, claims processing and other solutions to providers that relate to, or directly involve, the reimbursement of health services covered by Medicare, Medicaid, other federal and state healthcare programs and private payers. In addition, as part of our data transmission and claims submission services, we may employ certain edits, using logic, mapping and defaults, when submitting claims to third-party payers. Such edits are utilized when the information received from providers is insufficient to complete individual data elements requested by payers. We also provide solutions including risk analytics, chart reviews, payment accuracy, audit functions and enrollment and eligibility, to Medicaid and Medicare managed care plans, commercial plans and other entities. These solutions, which include identifying diagnosis codes with respect to hierarchical condition categories, impact the amounts paid by Medicare and Medicaid to managed care plans. In addition, some solutions we offer to customers enable customers to certify to compliance with certain requirements and standards, such as Promoting Interoperability Program requirements. We rely on our customers to provide us with accurate and complete information and to appropriately use analytics, codes, reports and other information in connection with the solutions we provide to them, but they may not always do so. As a result of these aspects of our business, we may be subject to, or contractually required to comply with, numerous federal and state laws that prohibit false or fraudulent claims including but not limited to the FCA, the CMP, and state equivalents.

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

FDA and International Regulation of Medical Software

Certain of our products are classified as medical devices and are subject to regulation by the Food and Drug Administration (“FDA”) and numerous other federal, state and foreign governmental authorities. In the U.S., the FDA permits commercial distribution of a new medical device after the device has received clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act (“FDCA”), or is the subject of an approved premarket approval application, unless the device is specifically exempt from those requirements. Moreover, the FDA has increasingly focused on the regulation of medical software and health information technology products as medical devices under the FDCA. For example, in February 2015, the FDA issued guidance to inform manufacturers and distributors of medical device data systems that it did not intend to enforce compliance with regulatory controls that apply to medical device data systems, medical image storage devices, and medical image communication devices. The Cures Act, enacted in December 2016, builds on the FDA’s efforts to limit the regulation of low-risk medical devices by exempting certain categories of software functions from the definition of “medical device” under the FDCA, including software functions intended for administrative support of a healthcare facility and certain functions related to the exchange and use of electronic medical records. However, a software function may not be excluded from the device definition if the FDA determines that use of the software function would be reasonably likely to have serious adverse health consequences. As a result of the Cures Act, the FDA updated or issued new guidance documents that reflect changes to the agency’s pre-Cures Act medical software policies. For example, the FDA revised the medical device data systems guidance to clarify that software functions that are solely intended to transfer, store, convert formats, and display medical device data and results are not devices and are not subject to FDA regulatory requirements.

Foreign governmental authorities that regulate the manufacture and sale of medical devices have become increasingly stringent and, where we sell our medical device solutions internationally, we are subject to international regulation regarding these medical device solutions. For example, in May 2017, the European Union (“EU”) Medical Devices Regulation (“MDR”) (Regulation 2017/745) was adopted and, after an amendment in April 2020, the MDR came into effect in May 2021. The MDR repeals and replaces the EU Medical Devices Directive. Unlike directives, which must be implemented into the national laws of the EU Member States, the MDR is directly applicable in the EU Member States and on the basis of the European Economic Area (“EEA”) agreement in Iceland, Lichtenstein and Norway. The MDR, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EEA for medical devices and ensure a high level of safety and health while supporting innovation. The MDR, among other things:

•Strengthens the clinical data requirements related to medical devices;

•Imposes additional scrutiny during the conformity assessment procedure for high risk medical devices;

•Imposes on manufacturers and authorized representatives the obligation to have a person responsible for regulatory compliance continuously at their disposal;

•Requires that authorized representatives be held legally responsible and liable for defective products placed on the EEA market jointly with the device manufacturers;

•Reinforces post market surveillance requirements applicable to CE marked medical devices;

•Improves the traceability of medical devices throughout the supply chain to the end-user or patient through a Unique Device Identification System; and

•Increases transparency. Information from several databases concerning economic operators, CE Certificates of Conformity, conformity assessment, clinical investigations, the Unique Device Identification system, adverse event reporting and market surveillance will be available to the public.

Interoperability Requirements

There is increasing demand among customers, industry groups and government authorities that healthcare IT products provided by various vendors be compatible with each other and allow for the efficient exchange of electronic information. Certain federal and state agencies have developed standards regarding electronic exchange of information and interoperability, which are subject to regular revision and updates, and we need to modify and enhance products and services accordingly. For example, under the Cures Act, the ONC within HHS developed and, in January 2022, published the Trusted Exchange Framework: Principles for Trusted Exchange, which describes a set of non-binding principles to facilitate the exchange of health information between networks. ONC also published the Common Agreement for Nationwide Health Information Interoperability in January 2022, which is a contract that establishes a technical infrastructure model and governing approach for users in different health information networks to securely share clinical information. Although the Cures Act does not make implementation of the Trusted Exchange Framework mandatory, the Cures Act encourages its adoption through the establishment of a publicly available directory of networks that are capable of trusted exchange and by permitting federal agencies to require implementation of the Trusted Exchange Framework by network contractors as the contractors update their health IT or operational practices.

The Cures Act also encouraged interoperability through changes to EHR certification standards implemented as part of HHS’s programs to promote interoperability. In March 2020, the ONC and CMS released final regulations concerning interoperability and information blocking. The final ONC rules address, among other things, the kinds of industry behaviors that do and do not constitute information blocking under the Cures Act and include new criteria involving exporting electronic health information and standardized APIs for patient services. Health IT developers, exchanges, or networks that do engage in such information blocking by knowingly adopting practices that are likely to interfere with, prevent, or materially discourage the access, exchange, or use of electronic health information, may be subject to civil monetary penalties of up to $1 million per violation. The final CMS rule, among other things, effectively mandates interoperability as a condition for participating in Medicare. These new rules are not currently applicable to us, but they may be modified to become applicable to us later. Also, customers may insist that we develop solutions that would subject us to the information blocking rules, and we would incur costs in developing those solutions and becoming compliant with the information blocking rules. We may also be required to have certain solutions certified by the ONC, which could further increase development costs and delay customer sales and implementations.

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

Physician Payments Sunshine Act

The Physician Payments Sunshine Act of 2010 (“Sunshine Act”), as amended by the Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act, and implementing regulations requires manufacturers of medical devices covered by Medicare, Medicaid, and the Children’s Health Insurance Program to collect and track all financial relationships with certain healthcare providers and teaching hospitals and to report annually such data to CMS. Medical device manufacturers must report to CMS payments or “transfers of value” made to specified healthcare providers, including meals, travel reimbursement, consulting fees and research payments. The Sunshine Act authorizes significant civil monetary penalties for each payment or transfer of value not accurately or completely reported. In addition, several states and the District of Columbia have passed laws requiring that medical device manufacturers report various details of their financial relationships with specified healthcare providers. Some states prohibit or otherwise limit transfers of value to specified healthcare providers. Violation of these state statues could subject us to fines for each occurrence.

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

Human Capital Management

As of March 31, 2022, we had approximately 14,000 employees. Our board of directors oversees and receives regular updates on topics related to human capital management and corporate culture, including retention, employee engagement, workforce health and safety and privacy and information security. We aim to attract, develop and retain our team members using the human capital management and corporate culture practices summarized below.

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

On February 24, 2022, the U.S. Department of Justice (“DOJ”) and certain other parties commenced litigation to block the UHG Transaction, and the Company continues to support UnitedHealth Group in working toward closing the merger. On April 4, 2022, the parties to the UHG Agreement entered into a waiver (the “Waiver”) pursuant to which, among other things, the Company and UnitedHealth Group each waived its right to terminate the UHG Agreement due to a failure of the UHG Transaction to have been consummated by the Outside Date (as defined in the UHG Agreement) until the earlier of (i) 5:00 p.m. (New York time) on the tenth business day following a final order (whether or not appealable) issued by the U.S. District Court for the District of Columbia (the “Trial Court”) with respect to the complaint filed by the U.S. Department of Justice and certain other parties regarding the UHG Transaction that permanently prohibits the consummation of the UHG Transaction and (ii) 11:59 p.m. (New York time) on December 31, 2022 (the “Waiver Period”); provided, that if (A) the Trial Court issues a final order that permits the consummation of the UHG Transaction (whether or not subject to conditions), (B) any plaintiff appeals such order and (C) the ability to consummate the UHG Transaction is enjoined or otherwise prohibited by a governmental entity pending such appeal, then the Waiver Period may be extended by either UnitedHealth Group or the Company (in each case, acting in its sole discretion) to 5:00 p.m. (New York time) on March 31, 2023, by providing written notice to the other party prior to 11:59 p.m. (New York time) on December 31, 2022.

We cannot predict with certainty whether and when any of the required conditions will be satisfied. If the DOJ prevails to block the transaction, or if another event occurs delaying or preventing the transaction, such delay or failure to complete the transaction may create uncertainty or otherwise have negative consequences that may materially and adversely affect our sales, financial condition and results of operations, as well as the price per share for our common stock.

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

In addition, the UHG Agreement generally requires the Company to operate its business in the ordinary course of business consistent with past practice pending consummation of the merger and also restricts us from taking certain actions with respect to our business and financial affairs without UnitedHealth Group's consent. Such restrictions will be in place until either the UHG Transaction is consummated or the UHG Agreement is terminated. For these and other reasons, the pendency of the UHG Transaction could adversely affect our business and results of operations.

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

Risks Related to the COVID-19 Pandemic

Significant setbacks in the reopening of the global economy or reinstatement of lockdowns or other restrictions as a result of the ongoing COVID-19 pandemic may adversely impact our business, results of operations or financial condition.

The impact of the COVID-19 pandemic has rapidly evolved around the globe, with many countries, at various times, taking meaningful measures to limit the spread of the virus by instituting quarantines or lockdowns, imposing travel restrictions and vaccination mandates for certain workers or activities and limiting operations of certain non-essential businesses. In 2021, the global economy began reopening and robust economic activity supported a continued recovery. However, the emergence of COVID-19 variants and related surges in COVID-19 cases have contributed to certain setbacks to reopening and could trigger the reinstatement of restrictions, including mandatory business shut-downs, travel restrictions, reduced business operations and social distancing requirements. Many medical and public health experts believe that COVID-19 could perpetually reoccur for years, such as seasonally in winter, and even if generally ceasing to be fatal for most people, such reoccurrence could increase the possibility of periods of increased restrictions on business operations. These and other factors may delay a return to pre-pandemic, ordinary course economic activity, or cause the U.S. economy or other major global economies to experience contraction or slower growth. In addition, the COVID-19 pandemic continues to cause labor shortages and disrupt global supply chains, which has contributed to prolonged disruptions. The COVID-19 pandemic is also contributing to growing inflationary pressures, particularly in the U.S., where inflation continues to show signs of acceleration.

As a result of volatile or uncertain economic conditions, we may experience the negative effects of increased financial pressures on payer and provider customers. For instance, our business has been and is likely to continue to be negatively impacted by increased competitive pricing pressure and a decline in our customers’ creditworthiness, which could result in us incurring increased bad debt expense. Additionally, our business may be negatively impacted by provider customers declaring bankruptcy as a result of the COVID-19 pandemic. Further, volatile or uncertain economic conditions in the U.S. and other parts of the world could lead government customers to terminate, or elect not to renew, existing contracts with us, or not enter into new contracts with us. All of the above may adversely impact our business, financial condition, results of operations, liquidity and prospects materially and would also exacerbate many of the other risks discussed in this “Risk Factors” section.

Our business has been negatively affected by the COVID-19 pandemic and may face similar impacts from any future outbreaks of disease.

Our operations have been affected by the ongoing global COVID-19 pandemic and the resulting volatility and uncertainty it has caused in the U.S. and international markets.

Although there are effective vaccines for COVID-19 that have been approved for use, we are unable to predict how widely utilized the vaccines will be, whether they will ultimately be effective in preventing the spread of COVID-19 (including its variant strains) and when or if normal economic activity and business operations will resume. Government orders and other restrictions may continue in effect or may be reinstituted if outbreaks increase or fail to decrease. Such measures have had adverse impacts on the U.S. and foreign economies of uncertain severity and duration and have and may continue to negatively impact our ongoing operations, including our revenue and supply chain. For example, the spread of COVID-19 drove a reduction in, or in some cases temporary elimination of, elective medical procedures and healthcare visits. In addition, for a portion of our technology-enabled services business we get paid on a contingency basis based on collections, which were impacted by a delay in elective procedures. While uncertainty remains, we have seen an improvement in healthcare utilization as a result of a trend towards more normal underlying demand and people seeking care that they previously deferred due to the pandemic.

As a result of the COVID-19 outbreak, we and several of our business partners transitioned the majority of our workforce to a temporary remote working model, which may result in us experiencing lower work efficiency and productivity, which in turn may adversely affect our business. As our employees and business partners’ employees work from home and access our system remotely, we may be subject to heightened security and privacy risks, including the risks of cyber-attacks and privacy incidents. Additionally, employees who continue to work or are coming back to work in our facilities or perform services at our customers’ facilities may be subject to heightened risks for COVID-19 exposure thus potentially impacting their health and future worker compensation claims against us. We may also be subject to lawsuits from employees and others exposed to COVID-19 at our facilities, which could involve large demands and substantial defense costs. Our professional and general liability insurance may not cover all claims against us. Furthermore, if any of our employees are unable to perform his or her duties for a period of time, including as the result of illness, our results of operations or financial condition could be adversely affected.

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

While the availability of approved COVID-19 vaccines and their impact on the economy has been encouraging, we cannot reasonably estimate the length or severity of the COVID-19 pandemic or the related response, including the length of time it may take for normal economic and operating conditions to resume or the extent to which the disruption may materially impact our business, consolidated financial position, consolidated results of operations or consolidated cash flows. To the extent the COVID-19 pandemic adversely affects our business, operations, financial position or consolidated cash flows, it may also have the effect of heightening many of the other risks described herein.

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

We may lose connections to payers and providers to competitors.

Our business largely depends upon our ability to connect electronically to a substantial number of payers and providers. These connections may be made either directly or through a clearinghouse. We may not be able to maintain our connections with a large number of payers on satisfactory terms and may not be able to develop new connections, either directly or through other clearinghouses, on satisfactory terms. Competing EDI service providers can easily establish connections with payers and providers and thereby may replicate these solutions. Any failure to maintain existing connections with payers, providers and other clearinghouses or to develop new connections as circumstances warrant, or an increase in the utilization of direct links between payers and providers, could reduce the number of transactions that we process, which would reduce our revenue and could have a material adverse impact on our business, results of operations or financial condition.

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

We face substantial competition from many healthcare information systems companies and other IT companies, including the growing presence of large technology companies entering the healthcare market. This vigorous competition requires us to provide high quality, innovative products at a competitive price. These competitive threats will likely remain or expand in the future. Our key competitors include:

•healthcare transaction processing companies, including those providing EDI services and/or internet-based services and those providing services through other means, such as paper and fax;

•healthcare information system vendors that support providers or payers with their revenue and payment cycle management, imaging usage, retrieval and management, capacity and resource management, and clinical information exchange processes, including physician and dental practice management, pharmacy management, hospital information, imaging and workflow solutions and EHR vendors;

•IT and healthcare consulting service providers;

•healthcare insurance companies, pharmacy benefit management and pharmacy benefit administrator companies, hospital management companies and pharmacies that provide or are developing electronic transaction and payment distribution services for use by providers and/or by their members and customers;

•healthcare payments and communication solutions providers, including financial institutions and payment processors that have invested in healthcare data management assets, and print and mail vendors;

•healthcare eligibility and enrollment services companies;

•healthcare payment accuracy companies;

•healthcare engagement and transparency companies;

•healthcare billing and coding services companies;

•providers of other data products and data analytics solutions, including healthcare risk adjustment, quality, economic statistics and other data; and

•licensors of de-identified healthcare information.

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

As electronic transaction processing further penetrates the healthcare market and becomes highly standardized, competition among revenue cycle management software and EDI providers is increasingly focused on providing value added services and capabilities to customers. This competition has placed pressure, and could place further pressure, on us to continue to improve our products and keep prices competitive in order to retain market share. Likewise, as a result of Medicare or Medicaid payment reductions and other reimbursement changes, our provider customers have sought, and may attempt to seek, price concessions. If we are unable to reduce costs sufficiently to offset declines in prices, or if we are unable to introduce new, innovative offerings with higher margins, our business, results of operations or financial condition may be materially adversely impacted.

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

Increasing inflationary pressures and consumer costs may have a negative effect on our margins, profitability and results of operations.

The broader U.S. economy has experienced higher than expected inflationary pressures in the beginning of 2022 related to continued supply chain disruptions, labor shortages and geopolitical instability. Increasing inflationary pressures may have a negative effect on our profit margins and earnings due to associated costs increases. Our Technology-Enabled Services businesses in particular may be materially affected to the extent such associated cost increases are not passed on to customers due to resistance to higher prices and/or the timing needed to pass on such increases. Additionally, we face an increasingly competitive labor market due to sustained labor shortages in part from the COVID-19 pandemic and are subject to inflationary pressures on employee wages and salaries which may increase labor costs. Failure to retain highly skilled employees due to wage inflation could have a material adverse impact on our business, results of operations or financial condition. See “Our success depends in part on our ability to identify, recruit and retain skilled management and technical personnel (including while the UHG Transaction is pending). If we fail to recruit and retain suitable candidates or if our relationship with our employees changes or deteriorates, there could be a material adverse impact on our business, results of operations or financial condition.” While we are unable to predict the direction of the economy or if inflation will increase or revert to normal levels, if the current inflationary trends continue for a sustained period of time, our margins, profitability and results of operations could be adversely affected.

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

A significant portion of our revenue attributable to the ongoing use of or subscription to a service or solution after an initial sale or renewal without additional selling efforts is earned on a per transaction basis (or is derived from transaction-related services). As a result, much of our revenue is tied to customer transaction, payment and reimbursement volumes and is generally not required to be paid in the absence of healthcare transactions, which are not subject to minimum volume requirements under customer contracts. In addition, some contracts with customers can be terminated or not renewed without penalty and on little or no advance notice. As a result, this “recurring” revenue is highly dependent on us maintaining our customer base as well as on the transaction volume in the U.S. healthcare industry. For example, in the U.S. our revenue can be adversely affected by the impact of lower than normal healthcare utilization trends and other negative economic factors such as higher unemployment. Further, weakened economic conditions or a recession could reduce the amounts patients are willing or able to spend on healthcare services. As a result, patients may elect to delay or forgo seeking healthcare services and increases in unemployment rates are likely to cause commercial payer membership to decline, which could further reduce healthcare utilization and transaction volumes. In addition, such events could decrease payer or provider demand for our solutions, which could further adversely impact revenue, including “recurring” revenue.

Various factors may cause continued temporary or sustained disruption to U.S. healthcare transaction volumes. The impact such disruptions would have on our business will depend upon the magnitude and duration of any such disruption. Factors include, among others:

•the financial stability of customers and the U.S. healthcare industry, and the impact of any fundamental corporate changes to healthcare providers and payers, such as hospital and insurance consolidations, on the cost and availability of, and the rate of reimbursement for, healthcare services, including due to the aftermath of the COVID-19 pandemic;

•political, legislative, regulatory and other changes in how healthcare services are covered, delivered and reimbursed, including any future changes to the ACA, Medicare, Medicaid and other federal, state and local healthcare regulations, as well as any future changes due to the COVID-19 pandemic;

•factors that may affect demand for healthcare services, such as high unemployment, rising healthcare costs and increased copayment requirements; and

•general economic conditions.

Any temporary or sustained decrease in healthcare transaction, payment or reimbursement volumes in the U.S. could have a material adverse impact on our business, results of operations or financial condition.

Our business would be adversely affected if we cannot obtain, process or distribute the highly regulated data we require to provide our solutions.

Our business relies on our ability to obtain, process, monetize and distribute highly regulated data in the healthcare and other industries, in a manner that complies with applicable laws, regulations and contractual and technological restrictions. The failure by us or our data suppliers and processors to obtain and provide data in a compliant manner could have a harmful effect on our ability to use and disclose data which in turn could impair our functions and operations, including our ability to share data with third parties or incorporate it into our services and offerings. In addition, the use, processing and distribution of data may require us or our data suppliers and processors to obtain consent from third parties or follow additional laws, regulations or contractual and technological restrictions that apply to the healthcare and other industries. These requirements could interfere with or prevent creation or use of rules and analyses or limit other data-driven activities that benefit us. Moreover, due to lack of valid notice, permission or waiver, we may be subject to claims or liability for use or disclosure of information. We have policies and procedures in place to address the proper handling and use of data, but could face claims that our practices occur in a manner not permitted under applicable laws or our agreements with or obligations to data providers, individuals or other third parties. See “—Breaches and failures of our IT systems and the security measures protecting them, and the sensitive information we transmit, use and store, expose us to potential liability and reputational harm” below for further discussion. These claims or liabilities and other failures to comply with applicable requirements could damage our reputation, subject us to unexpected costs and could have a material adverse impact on our business, results of operations or financial condition.

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

Additionally, in recent years, consumer advocates, media and elected officials increasingly and publicly have criticized companies in data focused industries regarding the collection, storage and use of personal data, including the licensing of de-identified data, by such companies. Concerns about our practices with regard to the collection, use, disclosure or security of personal information, the licensing of de-identified data, or other privacy related matters, even if unfounded, could damage our reputation and adversely affect our business, results of operations or financial condition. Additionally, to the extent we are permitted to de-identify protected health information and use de-identified information for our purposes, determining whether such protected health information has been sufficiently de-identified to comply with the HIPAA privacy standards and our contractual obligations can require complex factual and statistical analyses and is subject to interpretation and judgment. Accordingly, we may be subject to claims or liability for failure to sufficiently de-identify data to comply with the HIPAA privacy standards and our contractual obligations. These claims or liabilities could damage our reputation, subject us to unexpected costs and could have a material adverse impact on our business, results of operations or financial condition.

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

A portion of our revenue comes from customers that are governmental agencies or are funded by government programs. Our contracts and subcontracts may be subject to some or all of the following:

•termination when appropriated funding for the current fiscal year is exhausted;

•termination for the governmental customer’s convenience, subject to a negotiated settlement for costs incurred and profit on work completed, along with the right to place contracts out for bid before completion of the full contract term, as well as the right to make unilateral changes in contract requirements, subject to negotiated price adjustments;

•compliance and reporting requirements related to, among other things, agency-specific policies and regulations, information security, subcontracting requirements, equal employment opportunity, affirmative action for veterans and workers with disabilities and accessibility for the disabled;

•broad audit rights;

•ownership of inventions made with federal funding under the Bayh-Dole Act; and

•specialized remedies for breach and default, including setoff rights, risk allocation, retroactive price adjustments and civil or criminal fraud penalties, re-procurement expenses, as well as mandatory administrative dispute resolution procedures instead of state contract law remedies.

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

Our success depends in part on our ability to identify, recruit and retain skilled management and technical personnel (including while the UHG Transaction is pending). If we fail to recruit and retain suitable candidates or if our relationship with our employees changes or deteriorates, there could be a material adverse impact on our business, results of operations or financial condition.

Our future success depends upon our continuing ability to identify, attract, hire and retain highly qualified personnel, including skilled management, product, technology, sales and marketing personnel, all of whom are in high demand and are often subject to competing offers. Competition for qualified personnel in the healthcare IT industry is intense, and we may not be able to hire or retain a sufficient number of qualified personnel to meet our requirements, or be able to do so at salary, benefit and other compensation costs that are acceptable to us, including while the UHG Transaction is pending.

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

We market, sell and support our solutions internationally. While currently not a significant source of our revenue and profitability, we plan to continue to expand our non-U.S. operations and continue to focus on developing successful direct and indirect non-U.S. sales and support channels. Non-U.S. operations are subject to inherent risks, and our business, results of operations and financial condition, including our revenue growth and profitability, could be adversely affected by a variety of uncontrollable and changing factors. These include, but are not limited to:

•greater difficulty in collecting accounts receivable and longer collection periods;

•difficulties and costs of staffing and managing non-U.S. operations;

•the impact of global economic and political market conditions;

•effects of sovereign debt conditions, including budgetary constraints;

•expansion of economic sanctions or trade restrictions;

• increased geo-political tensions, including the conflict between Russia and Ukraine;

•unfavorable or volatile foreign currency exchange rates;

•legal compliance costs or business risks associated with our global operations where: (i) local laws and customs differ from, or are more stringent than those in the U.S., such as those relating to data privacy and data security, or (ii) risk is heightened with the FCPA, the U.K. Anti-Bribery Act and similar laws and regulations in foreign jurisdictions;

•certification, licensing, or regulatory requirements, including obligations imposed on manufacturers and distributors of medical devices by non-U.S. regulatory agencies, and unexpected changes to those requirements;

•changes to or reduced protection of intellectual property rights in certain countries;

•greater difficulty in protecting, maintaining and obtaining registered intellectual property, such as patents and trademarks;

•potentially adverse tax consequences as a result of changes in tax laws or otherwise, and difficulties associated with repatriating cash generated or held abroad in a tax-efficient manner;

•different or additional functionality requirements or preferences;

•trade protection measures;

•export control regulations;

•disruption of, or loss of access to, regional IT or telecommunication networks;

•health service provider or government spending patterns or government-imposed austerity measures;

•natural disasters, war or terrorist acts; and

•labor disruptions that may occur in a country.

We rely on vendors and other third parties including vendors outside the U.S., for some of our IT infrastructure, development and maintenance, quality assurance, operations, and customer support.

We currently depend on various vendors and other third parties for substantial business functions, including with respect to our IT systems (including infrastructure, application development, purchase and distribution, payment processing, manufacturing, and maintenance), business process outsourcing, call center services, customer support and similar services. Specifically, we outsource some of our software development and design, quality assurance, and operations activities to third-party vendors that have employees and consultants located outside the U.S. In February 2018, Change Healthcare LLC entered into a ten-year contract with Wipro in which it initially committed to purchase from Wipro at least $1.0 billion in outsourced professional services over the ten-year term of the contract; that commitment was reduced to $975.0 million in March 2020. If we fail to meet this minimum commitment, we may be forced to pay to Wipro 25% of the shortfall relative to the minimum commitment at the end of the term, thus increasing our costs without a commensurate increase in services provided to our business. If we had terminated the Wipro contract on March 31, 2022, we estimate that the termination fee would have been approximately $185.1 million, which represents the greater of (i) a termination fee equal to 25% of the remaining unspent minimum commitment and (ii) the remaining unrecovered costs incurred by Wipro in connection with its performance under the agreement. In addition, our dependence on Wipro and other third-party vendors creates a number of business risks—in particular, the risk that we may not maintain service quality, control or effective management with respect to these outsourcing arrangements of our business operations and that we cannot control the information systems, facilities or networks of such vendors.

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

Escalating global trade tensions, and the conflict between Russia and Ukraine, and the adoption or expansion of economic sanctions or trade restrictions could negatively impact us.

The conflict between Russia and Ukraine could lead to disruption, instability and volatility in global markets and industries that could negatively impact our business, results of operations and financial condition. The conflict has resulted in significant volatility in certain equity, debt and currency markets, material increases in certain commodity prices, and economic uncertainty. The conflict may also escalate and its resolution is unclear. The U.S. government and other governments have imposed severe sanctions against Russia and Russian interests and threatened additional sanctions and controls. Sanctions and export control laws and regulations are complex, frequently changing, and increasing in number, and they may impose additional legal compliance costs or business risks associated with our operations. Although the Company does not conduct business directly with companies based in

Ukraine, Russia or Belarus, the impact of these measures, as well as potential responses to them by Russia, is currently unknown and they could adversely affect our business, results of operations and financial condition.

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

Almost all of our revenue is derived from the healthcare industry, which is highly regulated and subject to changing political, legislative, regulatory and other influences. For example, the ACA changes how healthcare services are covered, delivered and reimbursed. The ACA mandates that substantially all U.S. citizens maintain health insurance coverage, expands health insurance coverage through a combination of public program expansion and private sector reforms, reduces Medicare program spending and promotes value-based purchasing. The previous presidential administration made significant efforts to repeal or weaken the ACA. For example, under the previous presidential administration, CMS indicated its intent to increase flexibility in state Medicaid programs, including by expanding the scope of waivers under which states may implement Medicaid expansion provisions, imposing different eligibility or enrollment restrictions, or otherwise implementing programs that vary from federal standards. At the same time, members of Congress have in recent years proposed measures that would expand the role of government-sponsored coverage, including single payer or so-called “Medicare-for-All” proposals, which could have far-reaching implications for the healthcare industry if enacted.

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

Moreover, there are numerous federal, state and private initiatives seeking to increase the use of IT in healthcare as a means of improving care and reducing costs. For example, the HITECH Act, which was enacted in 2009, and the Cures Act, which was enacted in 2016, contain incentives and penalties to promote the use of EHR technology and the efficient exchange of health information electronically. Further, the Cures Act provides for penalties to be imposed on IT developers, health information exchanges or networks and health providers that are found to improperly block the exchange of health information. In March 2020, the ONC and CMS released final regulations concerning interoperability and information blocking. The final ONC rules address, among other things, the kinds of industry behaviors that do and do not constitute information blocking under the Cures Act and include new criteria involving exporting electronic health information and standardized APIs for patient services. Health IT developers, exchanges, or networks that do engage in such information blocking by knowingly adopting practices that are likely to interfere with, prevent, or materially discourage the access, exchange, or use of electronic health information, may be subject to civil monetary penalties of up to $1 million per violation. These new rules are not currently applicable to us, but they may be modified to become applicable to us later. These and other initiatives may result in additional or costly legal or regulatory requirements, may encourage more companies to enter our markets, may provide advantages to our competitors and may result in the development of competitive technology solutions. Any such initiatives also may result in a reduction of expenditures by existing or potential customers, which could have a material adverse impact on our business, results of operations or financial condition.

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

Even if general expenditures by healthcare industry constituents remain the same or increase, other developments in the healthcare industry may reduce spending on healthcare IT and services or in some or all of the specific markets we serve or are planning to serve. In addition, our customers’ expectations regarding pending or potential healthcare industry developments also may affect their budgeting processes and spending plans with respect to the types of solutions we provide. For example, use of our solutions could be affected by:

•changes in the billing patterns of providers;

•changes in the design of health insurance plans;

•changes in the contracting methods payers use in their relationships with providers;

•decreases in marketing expenditures by pharmaceutical companies or medical device manufacturers; and

•implementation of government programs that streamline and standardize eligibility enrollment processes, which could result in decreased pricing or demand for our eligibility and enrollment solutions.

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

Other Privacy and Security Requirements. There also are numerous U.S. federal, state and international privacy and security laws that govern the collection, dissemination, use, access, retention, protection, transfer and confidentiality of personal information. For example, GDPR, which became effective on May 25, 2018, is more stringent than laws and regulations governing personal information in the U.S. Certain of our solutions involve the transmission and storage of customer data in various jurisdictions, which subjects the operation of that service to privacy or data protection laws and regulations in those jurisdictions. While we believe our solutions comply with current regulatory and security requirements, there can be no assurance that such requirements will not change or that we will not otherwise be subject to legal or regulatory actions. GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA, including the U.S. On July 16, 2020, the Court of Justice of the EU struck down a frequently used permitted personal data transfer mechanism between the EU and the U.S., leading to uncertainty about the legal basis for other transfers of personal data to the U.S. from the EU. We and many other companies may need to implement different or additional measures (such as the recently revised standard contractual clauses) to establish or maintain legitimate means for the transfer and receipt of personal data from the EEA and the U.K. to the U.S., and we may, in addition to other impacts, experience additional costs associated with increased compliance burdens, and we face the potential for regulators to apply different standards to the transfer of personal data from the EU and the U.K. to the U.S., and to block, or require ad hoc verification of measures taken with respect to, certain data flows from the EEA and the U.K. to the U.S.

Data protection legislation is also becoming increasingly common in the United States at both the federal and state level. For example, the State of California enacted the California Consumer Privacy Act of 2018 (the “CCPA”), which became effective on January 1, 2020. The CCPA requires companies that process information of California residents to make disclosures to consumers about their data collection, use and sharing practices, allows consumers to opt out of certain data sharing with third parties and provides a new cause of action for data breaches. Additionally, effective starting January 1, 2023, the California Privacy Rights Act (the “CPRA”) will revise and significantly expand the scope of the CCPA. The CPRA also creates a new California data protection agency authorized to implement and enforce the CCPA and the CPRA, which could result in increased privacy and information security enforcement. Other U.S. states have considered and/or enacted similar privacy laws, including Virginia, Colorado and Utah, which passed new consumer privacy laws in 2021 and 2022 that take effect in 2023.

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

Anti-Kickback and Anti-Referral Laws. A number of federal and state laws govern patient referrals, financial relationships with physicians and other referral sources and inducements to providers and patients, including restrictions contained in amendments to the Social Security Act, commonly known as the AKS. The AKS contains a limited number of exceptions, and the OIG of HHS has created regulatory safe harbors to the AKS. Activities that comply with a safe harbor are deemed protected from prosecution under the AKS. Our contracts and other arrangements may not meet an exception or a safe harbor. Additionally, many states have similar anti-kickback laws that are not necessarily limited to items or services for which payment is made by a federal healthcare program. In addition, federal laws restricting certain physician self-referrals (also known as “Stark Law”), as well as state counterparts, may prohibit payment for patient referrals, patient brokering, remuneration of patients, or billing based on referrals between individuals or entities that have various financial, ownership, or other business relationships with physicians or other healthcare providers. To the extent we undertake billing and coding for designated health services, such activities may result in allegations that we have processed or forwarded improper claims.

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

False or Fraudulent Claim Laws; Medical Billing and Coding. Medical billing, coding and collection activities are governed by numerous federal and state civil and criminal laws, regulations and sub-regulatory guidance. We may be subject to, or contractually required to comply with, numerous federal and state laws that prohibit false or fraudulent claims including but not limited to the FCA, the CMP and state equivalents. For example, errors or the unintended consequences of data manipulations by us or our systems with respect to the entry, formatting, preparation or transmission of claims, coding, audit, eligibility and other information, may result in allegations of false or fraudulent claims. False or fraudulent claims under the FCA and other laws include, but are not limited to, billing for services not rendered, making or causing to be made or used a false record or statement that is material to a false claim, failing to refund known overpayments, misrepresenting actual services rendered, improper coding and billing for medically unnecessary items or services. Some of these laws, including CMP, require a lower burden of proof than other fraud, waste and abuse laws. Federal and state authorities increasingly assert liability under CMP, especially where they believe they cannot meet the higher burden of proof requirements under the various criminal healthcare fraud provisions. Current penalties under CMP are significant, up to $100,000 per prohibited kickback and assessments of up to three times the amount claimed or received. Further, violations of the FCA are punishable by treble damages and penalties of up to $23,607 per false claim, and whistleblowers may receive a share of amounts recovered. Civil monetary penalties, including those imposed under the AKS and the FCA, are updated annually based on changes to the consumer price index.

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

Exclusion from participation in government healthcare programs. We are also subject to the exclusion rules of the OIG whereby OIG may or must exclude individuals and entities convicted of program-related crimes from participation in the Medicare and Medicaid programs. While we regularly screen for excluded individuals as part of our initial hiring and continued employment as well as excluded individuals and entities as part of our contractor practices, we may not always identify all excluded individuals and entities. If we were found to have employed or contracted with an excluded individual or entity, we could face significant consequences such as exclusion from participation in federal healthcare programs, CMPs, and treble damages. We could also have liability to individual customers pursuant to those customer contracts.

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

Interoperability Requirements. There is increasing demand among customers, patients, industry groups and government authorities that healthcare IT products provided by various vendors be compatible with each other and allow for the efficient exchange of electronic information. Standards regarding electronic exchange of information and interoperability are subject to regular revision and updates, and we need to modify and enhance products and services accordingly. In March 2020, the ONC and CMS released final regulations concerning interoperability and information blocking. The final ONC rules address, among other things, the kinds of industry behaviors that do and do not constitute information blocking under the Cures Act and includes new criteria involving exporting electronic health information and standardized APIs for patient services. Health IT developers, exchanges, or networks that do engage in such information blocking by knowingly adopting practices that are likely to interfere with, prevent, or materially discourage the access, exchange, or use of electronic health information, may be subject to civil monetary penalties of up to $1 million per violation. The final CMS rule, among other things, effectively mandates interoperability as a condition for participating in Medicare. These new rules are not currently applicable to us, but they may be modified to become applicable to us later. Also, customers may insist that we develop solutions that would subject us to the information blocking rules, and we would incur costs in developing those solutions and becoming compliant with the information blocking rules. We may also be required to have certain solutions certified by the ONC, which could further increase development costs and delay customer sales and implementations. We also may incur costs in periods prior to the corresponding recognition of revenue. To the extent current regulations are subsequently changed or supplemented, customers may postpone or cancel their decisions to purchase or implement such solutions.

Restrictions on Communications. Communications with our customers and our customers’ patients increasingly are scrutinized under laws and regulations governing communications. For example, the Telephone Consumer Protection Act (“TCPA”)

subjects us and our vendors to various rules regarding contacting our customers and our customers’ patients via telephone, fax or text message and may impact our operations. In the last few years, there has been a significant increase in class action lawsuits brought under the TCPA. This increase has been driven, in part, by more expansive interpretations of the activity subject to regulation under the TCPA by some courts and by the Federal Communications Commission (“FCC”), as well as by the significant statutory damages that are potentially available to successful plaintiffs. Because our solutions need and rely upon various messaging components to achieve successful outcomes for us and our customers, our ability to communicate with our customers and their patients may be affected by the TCPA, its implementing regulations and litigation pursuant to the TCPA. In addition, because of the scope and interpretation of the TCPA is continuing to evolve and develop, we inadvertently could fail to comply or be alleged to have failed to comply with the TCPA, and consequently be subject to significant statutory damages and negative publicity associated with class action litigation and/or costs associated with modifying our solutions and business strategies. Furthering the compliance challenges posed by the TCPA is the fact that the FCC and various courts, including the Supreme Court, continue to review dozens of petitions from parties in various industries that seek interpretation of the TCPA’s various regulations. To the extent the FCC issues an order, or the Supreme Court renders an opinion, that alters current understanding and accepted interpretation of the TCPA’s regulations, we may be required to modify our solutions in ways that may make them less attractive to our customers and/or require us to alter our business strategies and incur increased costs. In addition, we also may be subject to claims alleging failure to comply with email and marketing regulations under the CAN-SPAM Act, and additional fax regulations under the Junk Fax Act and data privacy rules under the CCPA, as well as potentially under non-U.S. laws that regulate communications and messaging and that affect our operations, such as CASL, GDPR, and the EU’s e-Privacy Directive and implementing member state laws (and any subsequent changes to such laws). As laws and regulations, including FTC enforcement, rapidly evolve to govern the use of these platforms and devices, the failure by us, our employees or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms and devices could adversely impact our business, financial condition and results of operations or subject us to fines or other penalties.

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

Most of the postal rates we pay reflect significant discounts from the basic USPS postage rate structure. These discounts could be changed or discontinued at any time on short notice. The Postal Service also could require more costly or difficult mail preparation (e.g., presorting, barcoding, bundling or destination entry) requirements as a condition for continuing to use the discounted rates. More onerous preparation requirements could force us to incur additional mail preparation costs or pay higher rates of postage. Further, it is possible that the Postal Service, the Postal Inspection Service, or other law enforcement officials could allege that we did not prepare past mailings as required to qualify for the discounted rates at which the mailings were mailed, and that we now owe additional postage. If the government concludes that the noncompliance was intentional or reckless, the government could seek to recover treble damages and civil penalties of up to $23,607 per false claim (adjusted annually to reflect changes in the CPI). If the volume of mail subject to these allegations is large enough, the recovery sought could have a material effect on our business, results of operations or financial condition.

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

From time to time, we have been, are and may in the future be, a party to legal and regulatory proceedings and investigations, including matters involving governmental agencies and entities with which we do business and other proceedings and investigations arising in the ordinary course of business, as described in more detail above. In addition, there are an increasing number of, and we may be subject to, investigations and proceedings in the healthcare industry generally that seek recovery under HIPAA, AKS, the FCA, the CMP, the Stark Law, the Sunshine Act, state laws and other statutes and regulations applicable to our business as described in more detail above. These and other similar statutory requirements impose statutory penalties for proven violations, which could be significant. We also may be subject to legal proceedings under non-healthcare federal, state and international laws affecting our business, such as the TCPA, the Fair Debt Collections Practices Act, the Fair Credit Reporting Act, CAN-SPAM Act, Junk Fax Act, FCPA, the CCPA, GDPR, employment, banking and financial services and USPS laws and regulations, as further detailed above. Such proceedings are inherently unpredictable, and the outcome can result in verdicts and/or injunctive relief that may affect how we operate our business or we may enter into settlements of claims for monetary payments. In some cases, substantial non-economic remedies or punitive damages may be sought. Governmental investigations, audits and other reviews could also result in criminal penalties or other sanctions, including restrictions, changes in the way we conduct business or exclusion from participation in government programs. We evaluate our exposure to these legal and regulatory proceedings and establish reserves for the estimated liabilities in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Assessing and predicting the outcome of these matters involves substantial uncertainties. Unexpected outcomes in these legal proceedings, or changes in management’s evaluations or predictions and accompanying changes in established reserves, could have a material adverse impact on our business, results of operations or financial condition.

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

We have historically acquired, and, consistent with the UHG Agreement, in the future may acquire, businesses, technologies, services, product lines and other assets. The successful integration of any businesses and assets we have acquired or may acquire can be critical to our future performance. The amount and timing of the expected benefits of any acquisition, including potential synergies, are subject to risks and uncertainties. These risks and uncertainties include, but are not limited to, those relating to:

•our ability to maintain relationships with the customers and suppliers of the acquired business;

•our ability to cross-sell solutions to customers with which we have established relationships and those with which the acquired businesses have established relationships;

•our ability to retain or replace key personnel of the acquired business;

•potential conflicts in payer, provider, vendor or marketing relationships;

•our ability to coordinate organizations that are geographically diverse and may have different business cultures;

•the diversion of management’s attention to the integration of the operations of businesses or other assets we have acquired;

•the continued coordination and cooperation with sellers pursuant to transition services agreements;

•difficulties in the integration or migration of IT systems, including secure data sharing across networks securely and maintaining the security of the IT systems; and

•compliance with regulatory, contracting and other requirements, including internal control over contracting and financial reporting.

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

We have a substantial amount of debt, which requires significant interest and principal payments. As of March 31, 2022, our total indebtedness was approximately $4,590.1 million. In addition, we had $779.5 million of availability under the senior secured revolving credit facility (the “Revolving Facility”). Pursuant to the UHG Agreement, our indebtedness may be extinguished in connection with the consummation of the UHG Transaction. Subject to certain restrictions on our ability to incur additional indebtedness contained in the UHG Agreement, the limits contained in the credit agreement that governs our Revolving Facility and our senior secured term loan facility (“Term Loan Facility”, together with the Revolving Facility, the “Senior Credit Facilities”) and the indenture that governs our senior notes (“Senior Notes”), we may be able to incur additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to the level of debt could increase and have important consequences, including the following:

•it may be difficult to satisfy our obligations, including debt service requirements under outstanding debt;

•our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions or other general corporate purposes may be impaired;

•a substantial portion of cash flow from operations are required to be dedicated to the payment of principal and interest on indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures, future business opportunities and other purposes;

•we could be more vulnerable to economic downturns and adverse industry conditions and our flexibility to plan for, or react to, changes in our business or industry are more limited;

•our ability to capitalize on business opportunities and to react to competitive pressures, may be compromised due to our level of debt and the restrictive covenants in the credit agreement that governs the Senior Credit Facilities and the indenture that governs the Senior Notes;

•our ability to borrow additional funds or to refinance debt may be limited; and

•such indebtedness may cause potential or existing customers to not contract with us due to concerns over our ability to meet our financial obligations under such contracts.

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

The credit agreement that governs our Senior Credit Facilities and the indenture that governs our Senior Notes each impose significant operating and financial restrictions which limit our ability to, among other things:

•incur or guarantee additional debt or issue disqualified stock or preferred stock;

•pay dividends and make other distributions on, or redeem or repurchase, capital stock;

•make certain investments;

•incur certain liens;

•enter into transactions with affiliates;

•merge or consolidate;

•enter into agreements that restrict the ability to make dividends or other payments;

•designate restricted subsidiaries as unrestricted subsidiaries; and

•transfer or sell assets.

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

On March 5, 2021, the Financial Conduct Authority of the U.K., which regulates LIBOR, announced (the “FCA Announcement”) that all LIBOR tenors will cease to be published or will no longer be representative after June 30, 2023. The FCA Announcement coincides with the March 5, 2021 announcement of LIBOR’s administrator, the ICE Benchmark Administration Limited (the “IBA”), indicating that, as a result of not having access to input data necessary to calculate LIBOR tenors on a representative basis after June 30, 2023, the IBA would have to cease publication of such LIBOR tenors immediately after the last publication on June 30, 2023. The United States Federal Reserve has also advised banks to cease entering into new contracts that use USD LIBOR as a reference rate. The Federal Reserve, in conjunction with the Alternative Reference Rate Committee, a committee convened by the Federal Reserve that includes major market participants, has identified the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for LIBOR. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured lending rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities. Although SOFR is the ARRC’s recommended replacement rate, it is also possible that lenders may instead choose alternative replacement rates that may differ from LIBOR in ways similar to SOFR or in other ways that would result in higher interest costs for us. We have material contracts that are indexed to USD-LIBOR and are monitoring this activity and evaluating the related risks.

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

We were originally formed to hold an equity investment in Change Healthcare LLC (the “Joint Venture”), a joint venture between the Company and McKesson Corporation (“McKesson”).We are currently subject to certain TRAs with current and former owners; however, pursuant to the UHG Agreement, we expect each TRA will be terminated in connection with the consummation of the UHG Transaction. One of the existing tax receivable agreements (the “McKesson Tax Receivable Agreement”) generally provides for the payment to affiliates of McKesson (the “McKesson TRA Parties”) of 85% of certain cash tax savings realized or expected to be realized as a result of (i) certain amortization from tax basis in assets transferred to the Joint Venture when the Joint Venture was created and (ii) imputed interest deductions and certain other tax attributes arising from payments under the McKesson Tax Receivable Agreement. We, the Joint Venture, McKesson and certain of McKesson’s affiliates have also entered into an amended and restated letter agreement (the “Letter Agreement”) pursuant to which McKesson may choose to allocate an amount of deductions related to certain amortizable tax basis in assets transferred to the Joint Venture at the consummation of the Joint Venture Transactions to us in excess of a specified minimum threshold, in which case we may be required to make cash payments to McKesson equal to 100% of our tax savings attributable to such excess deductions for any tax period ending prior to the date on which McKesson ceases to own at least 20% of the Joint Venture. Because McKesson ceased to own at least 20% of the Joint Venture during the year ended March 31, 2020, the Letter Agreement applies only to tax benefits obtained in the periods ended March 31, 2019 and earlier, of which we estimate there are none.

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

The payments required under these tax receivable agreements could be substantial. The amount and timing of any payments will vary depending upon a number of factors, including the amount and timing of the taxable income we generate in the future and the tax rate then applicable. We expect that, assuming no material changes in tax law and that we earn sufficient taxable income to realize the full potential tax benefit of the tax attributes in respect of which we are required to make payments, future payments under the tax receivable agreements will range from $0.4 million to $84.5 million per year over the next 17 years. As of March 31, 2022, we expect total remaining payments under the tax receivable agreements of approximately $439.1 million. See Note 20, Tax Receivable Agreement Obligations, within Item 8 of this Form 10-K.

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

We have significant long-lived assets which include property and equipment, intangible assets, operating lease right-of-use assets, other noncurrent assets and goodwill. As of March 31, 2022, long lived assets collectively represented more than 87% of our total assets. We amortize property and equipment, identifiable intangible assets, operating lease right-of use assets and relevant other noncurrent assets over their estimated useful lives. Though we are not permitted to amortize goodwill, we evaluate goodwill for impairment at least annually. In the event of anticipated obsolescence or impairment of our long-lived assets, we may write-off all or part of the affected assets or accelerate the related amortization of these assets. Other risks and future developments that we are unable to anticipate as of the testing date may require us to further revise future projected cash flows, which could adversely affect the fair value of reporting units in future periods. A write-off or acceleration of amortization in the future would result in an immediate one-time charge to earnings in the event of an impairment of assets and, in the event of anticipated obsolescence of assets that do not reach the level of an impairment, regular reductions to earnings over the remaining lives of the affected assets. Although it would not affect our cash flow, a write-off or acceleration of amortization in future periods of all or a part of these long-lived assets would adversely affect our financial condition and results of operations.

Risks Related to Ownership of Our Common Stock

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

As of March 31, 2022, we had approximately 8,686,900,000 shares of our common stock authorized but unissued. Our Amended and Restated Certificate of Incorporation authorizes us to issue authorized but unissued shares of our common stock and options, rights, warrants and appreciation rights relating to our common stock for the consideration and on the terms and conditions established by our board of directors in our sole discretion, whether in connection with acquisitions or otherwise. Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. In the future, we may issue additional shares of common stock or other equity or debt securities convertible into or exercisable or exchangeable for shares of our common stock in connection with a financing, acquisition, litigation settlement or pursuant to our equity compensation plans, including our 2019 Omnibus Incentive Plan, our legacy 2009 equity incentive plan or our Employee Stock Purchase Plan. Any of these issuances could result in substantial dilution to our existing stockholders and could cause the trading price of our common stock to decline. While the UHG Agreement contains limits on the issuance of shares of our common stock, subject to standard exceptions, any common stock that we issue, including under the aforementioned plans or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by our stockholders.

Additionally, as of March 31, 2022, we have 4,054,320 tangible equity units (“TEUs”) outstanding. Unless settled earlier as described below, each purchase contract that is a component of a TEU will settle automatically on the mandatory settlement date into between 3.2051 and 3.8461 shares of our common stock, subject to certain anti-dilution adjustments. The number of shares of common stock issuable upon settlement is determined based on the average volume weighted average price per share of common stock over the 20 consecutive trading day period beginning on and including the 21st scheduled trading day immediately preceding the mandatory settlement date in accordance with the purchase contract agreement. Assuming automatic settlement at the rate of 3.8461 shares of common stock per purchase contract assuming the maximum number of shares issuable upon automatic settlement of such purchase contracts, up to 15,593,320 shares of common stock are issuable upon settlement of the purchase contracts that are a component of the TEUs, subject to certain anti-dilution adjustments.

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

The market price of our common stock is likely to be influenced by TEUs. For example, the market price of our common stock could become more volatile and could be depressed by:

•investors’ anticipation of the potential resale in the market of a substantial number of additional shares of our common stock received upon settlement of the purchase contracts that are a component of the TEUs;

•possible sales of our common stock by investors who view the TEUs as a more attractive means of equity participation in us than owning shares of our common stock; and

•hedging or arbitrage trading activity that may develop involving the TEUs and our common stock.

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

Our Amended and Restated Certificate of Incorporation and our Amended and Restated Bylaws contain provisions that may make the merger or acquisition of us more difficult without the approval of our board of directors. Among other things, these provisions:

•would allow us to authorize the issuance of shares of one or more series of preferred stock, including in connection with a stockholder rights plan, financing transactions or otherwise, the terms of which series may be established and the shares of which may be issued without stockholder approval, and which may include super voting, special approval, dividend, or other rights or preferences superior to the rights of our stockholders;

•prohibit stockholder action by written consent from and after the date on which the parties to our stockholders agreement and their affiliates cease to beneficially own at least 30% of the total voting power of all then outstanding shares of our capital stock entitled to vote generally in the election of directors unless such action is recommended by all directors then in office;

•provide for certain limitations on convening special stockholder meetings;

•provide (i) that the board of directors is expressly authorized to make, alter, or repeal our Amended and Restated Bylaws and (ii) that, at any time the Sponsors beneficially own, in the aggregate, less than 30% in voting power of the stock entitled to vote generally in the election of directors, our stockholders may only amend our Amended and Restated Bylaws with the approval of 80% or more of all of the outstanding shares of our capital stock entitled to vote; and

•establish advance notice requirements for nominations for elections to our board or for proposing matters that can be acted upon by stockholders at stockholder meetings.

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

ITEM 3. LEGAL PROCEEDINGS

We are involved in legal proceedings related to the potential UHG Transaction and various other legal proceedings in the ordinary course of business. See Note 24, Legal Proceedings, to our consolidated financial statements for the information required with respect to this Item 3.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is listed on The Nasdaq Stock Market under the ticker symbol “CHNG”.

Holders

As of May 5, 2022, we had approximately 116 holders of record of our common stock. The actual number of stockholders is greater than the number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Dividends

We have not declared or paid any dividends on shares of common stock. The terms of the UHG Agreement had provided that, from the date of the UHG Agreement until the earlier of the consummation of the UHG Transaction and the termination of the UHG Agreement, we may not declare or pay dividends to our stockholders without UnitedHealth Group’s written consent. Pursuant to the Waiver, the Company will be permitted to declare and pay a one-time special dividend of up to $2.00 in cash per each issued and outstanding share of our common stock, with a record date and payment date to be determined in the sole discretion of our board of directors (or a committee thereof). We expect to pay the dividend at or about the time of closing of the UHG Transaction. If the UHG Agreement is terminated, the declaration, amount and payment of any future dividend will be at the sole discretion of our board of directors, and we may reduce or cancel the payment of such dividends at any time. The board of directors may consider general and economic conditions, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and any other relevant factors.

Issuer Purchases of Equity Securities

We did not purchase any shares of our common stock during the three months ended March 31, 2022.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Performance Graph

The following graph compares the cumulative stockholder return on our common stock between June 27, 2019 (the date of our initial public offering) and March 31, 2022, to the cumulative total returns of the S&P 500 Health Care Index and the NASDAQ Composite Index over the same period.

All values assume a $100 initial investment at market close on June 27, 2019. The initial public offering price of our common stock, which had a closing stock price of $15.00 on June 27, 2019, was $13.00 per share. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

Pricing Date	Change Healthcare Inc.	S&P 500 Health Care Index	NASDAQ Composite Index
6/27/2019	$100.00	$100.00	$100.00
9/30/2019	80.53	97.65	100.40
12/31/2019	109.27	111.20	112.61
3/31/2020	66.60	96.67	96.64
6/30/2020	74.67	109.29	126.24
9/30/2020	96.73	115.21	140.16
12/31/2020	124.33	123.91	161.76
3/31/2021	147.33	127.31	166.26
6/30/2021	153.60	137.47	182.03
9/30/2021	139.60	138.88	181.34
12/31/2021	142.53	153.85	196.35
3/31/2022	145.33	149.25	178.48

ITEM 6. RESERVED

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

For a discussion of the comparison of the fiscal years ended March 31, 2021 and 2020, refer to part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Form 10-K, which was filed with the SEC on May 27 2021.

Overview

We are a leading healthcare technology company, focused on accelerating the transformation of the healthcare system through the power of our healthcare platform. We provide data and analytics-driven solutions to improve clinical, financial, administrative, and patient engagement outcomes in the U.S. healthcare system.

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

The UHG Agreement contains representations, warranties, covenants, closing conditions and termination rights customary for transactions of this type. Until the earlier of the termination of the UHG Agreement and the consummation of the transaction, we have agreed to operate our business in the ordinary course and have agreed to certain other operating covenants, as set forth in the UHG Agreement. If UnitedHealth Group terminates the UHG Agreement after we materially breach the agreement, and we fail to cure such breach, and then within 12 months of such termination we enter into an alternative transaction to sell the Company, or if the Board recommends to stockholders that they approve an alternative transaction to sell the Company, and such alternative transaction is subsequently consummated, then we may be required to pay UnitedHealth Group a termination fee of $300 million at the time such alternative transaction is consummated.

On February 24, 2022, the DOJ and certain other parties commenced litigation to block the UHG Transaction, and the Company continues to support UnitedHealth Group in working toward closing the merger. On April 4, 2022, the parties to the UHG Agreement entered into a waiver (the “Waiver”) pursuant to which, among other things, the Company and UnitedHealth Group each waived its right to terminate the UHG Agreement due to a failure of the UHG Transaction to have been consummated by the Outside Date (as defined in the UHG Agreement) until the earlier of (i) 5:00 p.m. (New York time) on the tenth business day following a final order (whether or not appealable) issued by the U.S. District Court for the District of Columbia (the “Trial Court”) with respect to the complaint filed by the U.S. Department of Justice and certain other parties regarding the UHG Transaction that permanently prohibits the consummation of the UHG Transaction and (ii) 11:59 p.m. (New York time) on December 31, 2022 (the “Waiver Period”); provided, that if (A) the Trial Court issues a final order that permits the consummation of the UHG Transaction (whether or not subject to conditions), (B) any plaintiff appeals such order and (C) the ability to consummate the UHG Transaction is enjoined or otherwise prohibited by a governmental entity pending such appeal, then the Waiver Period may be extended by either UnitedHealth Group or the Company (in each case, acting in its sole discretion) to 5:00 p.m. (New York time) on March 31, 2023, by providing written notice to the other party prior to 11:59 p.m. (New York time) on December 31, 2022.

The Waiver provides that, if the Company or UnitedHealth Group terminates the UHG Agreement pursuant to Section 9.2(a) or Section 9.2(c) of the UHG Agreement at a time when any of the conditions to the closing set forth in Sections 8.1(b), 8.1(c) (in connection with a legal restraint of a governmental antitrust entity) or 8.2(c) of the UHG Agreement has not been satisfied or, to the extent permitted by applicable law, waived, UnitedHealth Group will pay to the Company an amount equal to $650.0 million.

The Waiver also provides that the Company may declare and pay a one-time special dividend of up to $2.00 in cash per each issued and outstanding share of common stock of the Company, with a record date and payment date to be determined in the sole discretion of the Board of Directors of the Company (or a committee thereof). We expect to pay the dividend at or about the time of closing of the UHG Transaction.

On April 22, 2022, UnitedHealth Group, as seller, entered into an equity purchase agreement and related agreements relating to the sale of the Company’s claims editing business (“ClaimsXten”) to an affiliate of investment funds of TPG Capital for a base purchase price in cash equal to $2.2 billion (subject to customary adjustments). Consummation of the transaction is contingent on a number of conditions, including the consummation of the UHG Transaction.

Term Loan Repayment

During fiscal year 2022, we repaid $180.0 million on our $5,100.0 million term loan facility (the “Term Loan Facility”) and recognized a loss on extinguishment of $3.9 million. See Note 13, Long-Term Debt, for additional information.

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

Additionally, the current labor market combined with heightened inflation across the globe has increased our cost of labor, primarily impacting our Technology-Enabled Services segment. We are optimizing our cost structure and investing in technology to help us offset these costs.

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

Results of Operations

Years Ended March 31, 2022 and 2021

	Year Ended March 31,		$	%
(amounts in millions) (1)	2022	2021	Change	Change
Revenue
Solutions revenue	$3,261.2	$2,893.9	$367.3	12.7%
Postage revenue	219.6	196.5	23.1	11.8%
Total revenue	3,480.8	3,090.4	390.4	12.6%
Operating expenses
Cost of operations (exclusive of depreciation and amortization below)	$1,415.3	$1,335.1	$80.2	6.0%
Research and development	277.9	227.0	50.9	22.4%
Sales, marketing, general and administrative	734.6	686.6	48.0	7.0%
Customer postage	219.6	196.5	23.1	11.8%
Depreciation and amortization	681.8	591.0	90.8	15.4%
Accretion and changes in estimate with related parties, net	14.8	13.2	1.6	12.4%
Gain on sale of businesses	—	(59.1)	59.1	(100.0)%
Total operating expenses	$3,344.0	$2,990.4	$353.6	11.8%
Operating income (loss)	$136.8	$100.1	$36.7	36.7%
Non-operating (income) expense
Interest expense, net	234.2	245.2	(11.0)	(4.5)%
Loss on extinguishment of debt	3.9	8.9	(5.0)	(56.3)%
Other, net	4.7	(6.7)	11.4	NMF
Total non-operating (income) expense	$242.8	$247.5	$(4.7)	(1.9)%
Income (loss) before income tax provision (benefit)	(106.0)	(147.4)	41.4	(28.1)%
Income tax provision (benefit)	(48.6)	(35.2)	(13.4)	38.1%
Net income (loss)	$(57.4)	$(112.2)	$54.8	(48.9)%

(1)As a result of displaying amounts in millions, rounding differences may exist in the table above.

Revenue

Solutions revenue

Solutions revenue increased $367.3 million for the year ended March 31, 2022, compared with the same period in the prior year. Factors affecting solutions revenue are described in the various segment discussions below.

Postage revenue

Postage revenue increased $23.1 million for the year ended March 31, 2022, compared with the same period in the prior year. See “Customer Postage” below for additional information.

Operating Expenses

Cost of operations (exclusive of depreciation and amortization)

Cost of operations increased $80.2 million for the year ended March 31, 2022, compared with the same period in the prior year. The increase is primarily attributable to revenue-related expenses.

Research and development

Research and development expense increased $50.9 million for the year ended March 31, 2022, compared with the same period in the prior year. The increase is primarily attributable to investments in product development and recent acquisitions.

Sales, marketing, general and administrative

Sales, marketing, general and administrative expense increased $48.0 million for the year ended March 31, 2022, compared with the same period in the prior year, which is primarily attributable to legal fees related to the pending UHG Transaction and equity-based compensation.

Customer postage

Customer postage increased $23.1 million for the year ended March 31, 2022, compared with the same period in the prior year. Customer postage is affected by increases in postage rates within communication and payment solutions. Because customer postage is a pass-through cost to our customers, changes in volume of customer postage generally have no effect on operating income.

Depreciation and amortization

Depreciation and amortization expense increased $90.8 million for the year ended March 31, 2022, compared with the same period in the prior year. Depreciation and amortization were generally affected by routine amortization of tangible and intangible assets existing at March 31, 2021, as well as the routine amortization and depreciation of additions to property, equipment, software and intangible assets since that date.

Accretion and changes in estimate with related parties, net

Accretion and changes in estimate with related parties, net increased $1.6 million for the year ended March 31, 2022, compared with the same period in the prior year. Accretion is affected by changes in the expected timing or amount of cash flows associated with our tax receivable agreements, which may result from various factors, including changes in tax rates.

Gain on sale of businesses

Gain on sale of businesses decreased $59.1 million for the year ended March 31, 2022, compared with the same period in the prior year, which primarily represents the gain recorded as a result of the sales of Connected Analytics in May 2020 and Capacity Management in December 2020.

Non-Operating Income and Expense

Interest expense, net

Interest expense, net decreased $11.0 million for the year ended March 31, 2022, compared with the same period in the prior year. This decrease is primarily attributable to reductions in our average long-term debt outstanding and lower interest rates. While we have interest rate cap agreements in place to limit our exposure to rising interest rates, such agreements, together with our fixed rate notes, effectively fixed interest rates for approximately 50% of our total indebtedness at March 31, 2022.

Loss on extinguishment of debt

Loss on extinguishment of debt decreased $5.0 million for the year ended March 31, 2022, compared with the same period in the prior year. This decrease is primarily attributable to fewer term loan payments during the year ended March 31, 2022.

Other, net

Other, net primarily reflects mark to market adjustments on our investments.

Income Taxes

Our effective tax rate for the year ended March 31, 2022 was 45.9% compared to 23.8% for the year ended March 31, 2021. Fluctuations in our reported income tax rates from the statutory rate are primarily due to the impacts of equity compensation, transaction costs, and benefits recognized for certain incentive tax credits resulting from research and experimental expenditures in the year ended March 31, 2022, and the impacts of acquisition and divestiture activity, equity compensation, and benefits recognized for certain incentive tax credits resulting from research and experimental expenditures in the year ended March 31, 2021.

Solutions Revenue and Adjusted EBITDA

	Year Ended March 31,		$	%
(amounts in millions) (1)	2022	2021	Change	Change
Solutions revenue (2)
Software and Analytics	$1,612.9	$1,534.9	$78.0	5.1%
Network Solutions	$868.4	$717.8	$150.6	21.0%
Technology-Enabled Services	$924.5	$869.3	$55.2	6.3%
Adjusted EBITDA
Software and Analytics	$562.0	$526.1	$35.9	6.8%
Network Solutions	$446.4	$377.0	$69.4	18.4%
Technology-Enabled Services	$62.7	$31.0	$31.7	102.2%

(1)As a result of displaying amounts in millions, rounding differences may exist in the table above.

(2)Includes inter-segment revenue and excludes deferred revenue purchase accounting adjustments.

Software and Analytics

Software and Analytics revenue increased $78.0 million for the year ended March 31, 2022, compared with the same period in the prior year. Software and Analytics revenue was positively impacted by volume recovery from COVID-19 related volume declines in the prior period as well as organic revenue growth, which was partially offset by the Connected Analytics and Capacity Management divestitures which had a combined negative revenue impact of $26.1 million.

Software and Analytics adjusted EBITDA increased $35.9 million for the year ended March 31, 2022, compared with the same period in the prior year. This increase in adjusted EBITDA reflects the aforementioned revenue growth partially offset by the impact of the divestitures.

Network Solutions

Network Solutions revenue increased $150.6 million for the year ended March 31, 2022, compared with the same period in the prior year. Network Solutions revenue was positively impacted by volume recovery from COVID-19 related volume declines in the prior period, COVID-19 vaccine volume as well as new sales. Revenue was also positively impacted by the eRx and PDX acquisitions which had a combined impact of $21.6 million, reflecting a full quarter in the first quarter versus a partial first quarter in the prior year.

Network Solutions adjusted EBITDA increased $69.4 million for the year ended March 31, 2022, compared with the same period in the prior year. Network Solutions adjusted EBITDA was impacted by the same factors that impacted revenue, partially offset by investments to support new product launches and market expansion opportunities primarily in the core network platform and business to business payments offerings.

Technology-Enabled Services

Technology-Enabled Services revenue increased $55.2 million for the year ended March 31, 2022 as compared with the same period in the prior year. Technology-Enabled Services revenue was impacted by volume recovery and incremental revenue from COVID-19 testing as well as new sales, partially offset by customer attrition.

Technology-Enabled Services adjusted EBITDA increased $31.7 million for the year ended March 31, 2022 as compared with the same period in the prior year. Technology-Enabled Services adjusted EBITDA was impacted by the same factors that impacted revenue as well as the continued favorable impact from cost structure optimization, partially offset by negative mix and increased wage inflation.

Significant Changes in Assets and Liabilities

In addition to the $180.0 million repayment on our Term Loan Facility made during fiscal year 2022, we regularly receive funds within our Network Solutions segment from certain pharmaceutical industry participants in advance of our obligation to remit these funds to participating retail pharmacies.  Such funds are not restricted; however, these funds are generally paid out in satisfaction of the processing obligations within three business days of their receipt.  At the time of receipt, we record a corresponding liability within accrued expenses on our consolidated balance sheets.  At March 31, 2022, we reported $29.1 million of such pass-through payment obligations which were subsequently paid in the first week of April 2022. At March 31, 2021, we reported $16.2 million of such pass-through payment obligations.

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

Cash and cash equivalents totaled $252.3 million and $113.1 million at March 31, 2022 and 2021, respectively, of which $27.7 million and $27.7 million was held outside the U.S., respectively. As of March 31, 2022, no amounts had been drawn under the Revolving Facility and $5.5 million had been issued in letters of credit against the Revolving Facility, leaving $779.5 million available for borrowing. We also have the ability to borrow up to an additional $2,177.3 million, or such amount that the senior secured net leverage ratio does not exceed 4.9 to 1.0, whichever is greater, under the Term Loan Facility, subject to certain additional conditions including the UHG Agreement and commitments by existing or new lenders to fund any additional borrowings.

Cash Flows

Years Ended March 31, 2022 and 2021

The following table summarizes the net cash flow from operating, investing and financing activities:

	Year Ended	Year Ended	$	%
(amounts in millions) (1)	March 31, 2022	March 31, 2021	Change	Change
Cash provided by (used in) operating activities	$696.9	$586.2	$110.7	18.9%
Cash provided by (used in) investing activities	(276.9)	(568.0)	291.1	(51.3)%
Cash provided by (used in) financing activities	(280.9)	(318.8)	37.9	(11.9)%
Effects of exchange rate changes on cash and cash equivalents	0.2	3.3	(3.1)	(93.9)%
Net change in cash and cash equivalents	$139.3	$(297.3)	$436.6	(146.9)%

(1)As a result of displaying amounts in millions, rounding differences may exist in the table above.

Operating Activities

Cash provided by operating activities is primarily affected by operating income, including the impact of debt service payments, integration-related costs and the timing of collections and disbursements. Cash provided by operating activities includes $12.9 million related to pass-through funds for the year ended March 31, 2022, and includes a $12.8 million use of cash related to pass-through funds for the year ended March 31, 2021.

Investing Activities

Cash used in investing activities reflects routine capital expenditures related to purchases of property and equipment and the development of software. For the year ended March 31, 2021, cash used in investing activities also reflects the eRx, PDX and Nucleus.io acquisitions partially offset by the sales of the Connected Analytics and Capacity Management businesses.

Financing Activities

Cash used in financing activities reflects payments under the Term Loan Facility, tax receivable agreements, interest rate cap agreements, deferred financing obligations, employee tax withholdings on vesting of equity awards, and tangible equity unit agreements partially offset by proceeds from the exercise of equity awards. During the year ended March 31, 2021, cash used in financing activities also reflects repayment of the Revolving Facility, partially offset by the issuance of additional Senior Notes.

Capital Expenditures

We incur capital expenditures to grow our business by developing new and enhanced capabilities, to increase the effectiveness and efficiency of the organization and to reduce risks. Additionally, we incur capital expenditures for product development, disaster recovery, security enhancements and the replacement and upgrade of existing equipment at the end of its useful life.

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

On April 21, 2020, we issued $325.0 million aggregate principal amount of 5.75% Senior Notes due 2025 (the “Notes”). The Senior Notes were issued as part of the same series as the Senior Notes issued in February 2017. Additionally, during fiscal year 2022, we repaid $180.0 million on our Term Loan Facility, recognizing a loss on extinguishment of $3.9 million.

Tangible Equity Units

In connection with our initial public offering in July 2019, we completed an offering of 5,750,000 TEUs. Each TEU, which has a stated amount of $50.00, is comprised of a stock purchase contract and a senior amortizing note due June 30, 2022. Each senior amortizing note has an initial principal amount of $8.2378 and bears interest at 5.5% per year. Each year on March 30, June 30, September 30 and December 30, we pay equal quarterly cash installments of $0.7500 per amortizing note with an aggregate principal amount of $47.4 million. Each installment constitutes a payment of interest and partial payment of principal. Unless settled earlier, each purchase contract will automatically settle on June 30, 2022. Holders of TEUs may elect to early settle prior to June 30, 2022, in which case each purchase contract converts to 3.2051 shares of common stock. During the years ended March 31, 2022 and 2021, 779,325 and 303,700 TEUs were converted, respectively.

Hedges

From time to time, we execute interest rate cap agreements with various counterparties that effectively cap our LIBOR exposure on a portion of our existing Term Loan Facility or similar replacement debt. The following table summarizes the terms of our interest rate cap agreements at March 31, 2022.

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

LIBOR Transition

On March 5, 2021, the FCA, which regulates LIBOR, announced that all LIBOR tenors will cease to be published or will no longer be representative after June 30, 2023. The FCA Announcement coincides with the March 5, 2021 announcement of the IBA, indicating that, as a result of not having access to input data necessary to calculate LIBOR tenors on a representative basis after June 30, 2023, the IBA would have to cease publication of such LIBOR tenors immediately after the last publication on June 30, 2023. The United States Federal Reserve has also advised banks to cease entering into new contracts that use USD LIBOR as a reference rate. The Federal Reserve, in conjunction with the Alternative Reference Rate Committee, a committee convened by the Federal Reserve that includes major market participants, has identified SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for LIBOR. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured lending rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities. Although SOFR is the ARRC’s recommended replacement rate, it is also possible that lenders may instead choose alternative replacement rates that may differ from LIBOR in ways similar to SOFR or in other ways that would result in higher interest costs for us. We have material contracts that are indexed to USD-LIBOR and are monitoring this activity and evaluating the related risks.

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

With certain exceptions, the Term Loan Facility obligations are secured by a first-priority security interest in substantially all of our assets. The Term Loan Facility contains various restrictions and nonfinancial covenants, along with a senior secured net leverage ratio test. The nonfinancial covenants include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. The senior secured net leverage test must be met as a condition to incur additional indebtedness, but otherwise is applicable only to the extent that amounts drawn exceed 35% of the Revolving Facility at the end of any fiscal quarter. As of March 31, 2022, we were in compliance with all debt covenants.

Our ability to meet liquidity needs depends on our subsidiaries’ earnings and cash flows, the terms of our indebtedness along with our subsidiaries’ indebtedness, and other contractual restrictions.

Off-Balance Sheet Arrangements

As of March 31, 2022, we had no off-balance sheet arrangements.

Contractual Obligations

The following table presents a summary of contractual obligations for future fiscal years as of March 31, 2022:

	Payments by Period
(amounts in millions)(1)	Total	2023	2024 - 2025	2026 - 2027	Thereafter
Senior Credit Facilities and other long-term obligations(2)	$3,324.5	$9.5	$3,315.0	$-	$-
Senior Notes(2)	1,325.3	-	1,325.3	-	-
Expected interest(3)	509.9	218.2	291.7	-	-
Related Party Tax Receivable Agreements(4)	169.9	13.1	58.6	57.2	41.0
McKesson Tax Receivable Agreement(4)	161.5	25.0	53.3	48.2	35.0
Other Tax Receivable Agreements(4)	107.7	11.7	29.6	29.2	37.2
Operating lease obligations(5)	87.2	26.0	32.8	16.8	11.6
Finance lease obligations(5)	1.4	0.5	0.9	-	-
Purchase obligations(6)	1,047.5	220.2	418.4	278.8	130.1
Total contractual obligations(7)	$6,734.9	$524.2	$5,525.6	$430.2	$254.9

(1)As a result of displaying amounts in millions, rounding differences may exist in the table above.

(2)Represents the principal amounts of indebtedness, which are shown without reduction for any original issue discount. See Note 13, Long-Term Debt.

(3)Consists of interest payable under the Senior Credit Facilities and Senior Notes. Interest related to the Senior Credit Facilities is based on interest rates in effect as of March 31, 2022 and assumes that payments are made in quarterly installments of 1% of the original principal amount until their maturity. Because the interest rates under the Senior Credit Facilities are variable, actual payments may differ.

(4)Represents expected amounts due; however, the timing and/or amount of aggregate payments may vary based on a number of factors. See Note 20, Tax Receivable Agreements.

(5)See Note 7, Leases.

(6)See Note 23, Commitments.

(7)We have excluded net deferred tax liabilities of $535.2 million from the table above as the future amounts that will be settled in cash are uncertain.

Critical Accounting Estimates

The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. We consider an accounting estimate to be critical if:

•it requires assumptions to be made that were uncertain at the time the estimate was made; and

•changes in the estimate or different estimates that could have been made could have a material impact on our results of operations and financial condition.

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

Revenue Recognition

ASC 606 requires a significant amount of judgement in determining the amount and timing of revenue recognition. Refer to Note 3, Revenue Recognition, for additional information on significant estimates.

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

Tax Receivable Agreement Obligations

Through the Merger, we assumed obligations related to certain tax receivable agreements entered into by the Joint Venture. Depending on whether the respective tax receivable agreements were assumed as part of the Merger or became effective as a result of the Merger, the liabilities related to the tax receivable agreements are subject to differing accounting models and may vary based on a number of factors including, but not limited to, the forecast of future operating performance, actual utilization of attributes, and income tax rates.

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

As of March 31, 2022, we had Term Loan Facility borrowings of $3,313.3 million (before unamortized debt discount) and no Revolving Facility borrowings. As of March 31, 2022, the LIBOR-based interest rate on the Term Loan Facility was LIBOR plus 2.5%.

We manage economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources and duration of our debt funding and the use of derivative financial instruments. Specifically, we enter into interest rate cap agreements to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Our interest rate cap agreements are used to manage differences in the amount, timing and duration of our known or expected cash receipts and our known or expected cash payments principally related to our borrowings. As of March 31, 2022, our outstanding interest rate cap agreements were designated as cash flow hedges of interest rate risk and were determined to be highly effective.

A change in interest rates on variable rate debt may impact our pretax earnings and cash flows. Based on the outstanding debt as of March 31, 2022, and assuming that our mix of debt instruments, derivative financial instruments and other variables remain the same, the annualized effect of a one percentage point change in variable interest rates would have an annualized pretax impact on the earnings and cash flows of approximately $12.6 million.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Change Healthcare Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Change Healthcare Inc. and subsidiaries (the "Company") as of March 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows, for each of the three years in the period ended March 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 26, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Solutions Revenue – Refer to Note 3 in the financial statements

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to evaluating the significant judgments used by management in the determination of the accounting for certain revenue contracts, including the identification of performance obligations, included the following:

•We tested the effectiveness of internal controls over management’s evaluation of accounting for certain revenue contracts, including internal controls related to the identification of distinct performance obligations.

•For a selection of contracts identified as having more complex terms, we performed the following:

oEvaluated the terms of each contract and related master agreement and the identification of performance obligations and compared our conclusions with those of management.

oConfirmed the terms and conditions of the agreements directly with the customers.

oDetermined whether there were other contracts signed with the customers identified as parties to complex contracts that exhibited indicators that the contracts should be combined for purposes of evaluating revenue recognition.

oEvaluated whether the revenue recognition conclusions regarding the identification of performance obligations were appropriately reflected in the accounting records, or if no revenue had been recorded, assessed whether the deferral of revenue was appropriate.

/s/ Deloitte & Touche LLP

Atlanta, GA
May 26, 2022

We have served as the Company's auditor since 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Change Healthcare Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Change Healthcare Inc. and subsidiaries (the “Company”) as of March 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 31, 2022, of the Company and our report dated May 26, 2022, expressed an unqualified opinion on those financial statements.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Deloitte & Touche LLP

Atlanta, GA
May 26, 2022

Change Healthcare Inc.

Consolidated Statements of Operations

(amounts in thousands, except share and per share amounts)

	Year Ended	Year Ended	Year Ended
	March 31, 2022	March 31, 2021	March 31, 2020
Revenue
Solutions revenue	$3,261,203	$2,893,889	$184,161
Postage revenue	219,612	196,532	12,631
Total revenue	3,480,815	3,090,421	196,792
Operating expenses
Cost of operations (exclusive of depreciation and amortization below)	1,415,267	1,335,075	71,435
Research and development	277,930	227,036	11,559
Sales, marketing, general and administrative	734,554	686,645	39,893
Customer postage	219,612	196,532	12,631
Depreciation and amortization	681,808	591,048	30,838
Accretion and changes in estimate with related parties, net	14,833	13,158	15,823
Gain on sale of businesses	—	(59,143)	—
Tax Receivable Agreement charges	—	—	164,633
Goodwill impairment charge	—	—	561,164
Total operating expenses	3,344,004	2,990,351	907,976
Operating income (loss)	136,811	100,070	(711,184)
Non-operating (income) expense
Interest expense, net	234,244	245,241	16,652
Loss on extinguishment of debt	3,885	8,924	—
Loss from Equity Method Investment in the Joint Venture	—	—	380,713
(Gain) loss on forward purchase contract	—	—	(15,881)
Other, net	4,683	(6,698)	(1,817)
Total non-operating (income) expense	242,812	247,467	379,667
Income (loss) before income tax provision (benefit)	(106,001)	(147,397)	(1,090,851)
Income tax provision (benefit)	(48,611)	(35,187)	(143,254)
Net income (loss)	$(57,390)	$(112,210)	$(947,597)

Net income (loss) per share:
Basic and diluted	$(0.18)	$(0.35)	$(6.92)
Weighted average common shares outstanding:
Basic and diluted	323,996,600	320,771,789	136,996,624

See accompanying notes to consolidated financial statements.

Change Healthcare Inc.

Consolidated Statements of Comprehensive Income (Loss)

(amounts in thousands)

	Year Ended	Year Ended	Year Ended
	March 31, 2022	March 31, 2021	March 31, 2020
Net income (loss)	$(57,390)	$(112,210)	$(947,597)
Other comprehensive income (loss):
Foreign currency translation adjustment	3,741	21,214	(5,519)
Changes in fair value of interest rate caps, net of taxes	20,154	(2,621)	981
Unrealized gain (loss) on available for sale debt securities of the Joint Venture, net of taxes	—	—	1,045
Realized gain (loss) on available for sale debt securities of the Joint Venture	—	—	(1,045)
Other comprehensive income (loss)	23,895	18,593	(4,538)
Total comprehensive income (loss)	$(33,495)	$(93,617)	$(952,135)

See accompanying notes to consolidated financial statements.

Change Healthcare Inc.

Consolidated Balance Sheets

(amounts in thousands, except share and per share amounts)

	March 31,	March 31,
	2022	2021
Assets
Current assets:
Cash & cash equivalents	$252,298	$113,101
Accounts receivable, net	720,122	732,614
Contract assets, net	162,828	132,856
Prepaid expenses and other current assets	177,659	140,258
Total current assets	1,312,907	1,118,829
Property and equipment, net	141,340	174,370
Operating lease right-of-use assets, net	65,680	93,412
Goodwill	4,112,904	4,108,792
Intangible assets, net	3,699,603	4,187,072
Other noncurrent assets, net	600,061	430,141
Total assets	$9,932,495	$10,112,616

Liabilities
Current liabilities:
Accounts payable	$104,273	$57,449
Accrued expenses	461,506	484,293
Deferred revenue	469,098	436,666
Due to related parties, net	13,057	10,766
Current portion of long-term debt	10,006	27,339
Current portion of operating lease liabilities	21,726	30,608
Total current liabilities	1,079,666	1,047,121
Long-term debt, excluding current portion	4,580,087	4,734,775
Long-term operating lease liabilities	52,286	75,396
Deferred income tax liabilities	563,606	605,291
Tax receivable agreement obligations due to related parties	104,863	103,151
Tax receivable agreement obligations	202,762	229,082
Other long-term liabilities	73,118	65,572
Total liabilities	6,656,388	6,860,388
Commitments and contingencies
Stockholders' Equity
Common Stock (par value, $0.001), 9,000,000,000 and 9,000,000,000 shares authorized and 313,131,714 and 306,796,076 shares issued and outstanding at March 31, 2022 and March 31, 2021, respectively	313	307
Preferred stock (par value, $0.001), 900,000,000 shares authorized and no shares issued and outstanding at both March 31, 2022 and March 31, 2021	—	—
Additional paid-in capital	4,340,759	4,283,391
Accumulated other comprehensive income (loss)	35,116	11,221
Accumulated deficit	(1,100,081)	(1,042,691)
Total stockholders' equity	3,276,107	3,252,228
Total liabilities and stockholders' equity	$9,932,495	$10,112,616

See accompanying notes to consolidated financial statements.

Change Healthcare Inc.

Consolidated Statements of Stockholders’ Equity

(amounts in thousands, except share and per share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at March 31, 2019	75,474,654	$75	$1,153,509	$(17,841)	$(3,256)	$1,132,487
Cumulative effect of accounting change by the Joint Venture-ASC 606	—	—	—	35,796	—	35,796
Cumulative effect of accounting change by the Joint Venture-ASU 2018-02	—	—	—	(422)	422	—
Equity compensation expense	—	—	30,372	—	—	30,372
Issuance of the Company's common stock upon initial public offering	49,285,713	49	608,630	—	—	608,679
Effect of initial public offering issuance costs on Joint Venture equity	—	—	(4,160)	—	—	(4,160)
Issuance of tangible equity units	—	—	232,929	—	—	232,929
Unrealized gain (loss) on available for sale debt securities of the Joint Venture	—	—	—	—	1,045	1,045
Realized gain (loss) on available for sale debt securities of the Joint Venture	—	—	—	—	(1,045)	(1,045)
Issuance of the Company's common stock upon exercise of equity awards	708,962	1	6,023	—	—	6,024
Net income (loss)	—	—	—	(947,597)	—	(947,597)
Foreign currency translation adjustment	—	—	—	—	(5,519)	(5,519)
Change in fair value of interest rate caps, net of taxes	—	—	—	—	981	981
Issuance of the Company's common stock upon Merger	175,995,192	176	2,194,484	—	—	2,194,660
Conversion of tangible equity units	1,963,621	2	(2)	—	—	—
Other	—	—	795	—	—	795
Balance at March 31, 2020	303,428,142	$303	$4,222,580	$(930,064)	$(7,372)	$3,285,447
Cumulative effect of accounting change-ASU 2016-13	—	—	—	(417)	—	(417)
Equity compensation expense	—	—	44,200	—	—	44,200
Issuance of common stock under equity compensation plans	2,698,032	3	21,290	—	—	21,293
Employee tax withholding on vesting of equity compensation awards	(303,486)	—	(4,108)	—	—	(4,108)
Net income (loss)	—	—	—	(112,210)	—	(112,210)
Foreign currency translation adjustment	—	—	—	—	21,214	21,214
Change in fair value of interest rate caps, net of taxes	—	—	—	—	(2,621)	(2,621)
Conversion of tangible equity units	973,388	1	(1)	—	—	—
Other	—	—	(570)	—	—	(570)
Balance at March 31, 2021	306,796,076	$307	$4,283,391	$(1,042,691)	$11,221	$3,252,228
Equity compensation expense	—	—	90,320	—	—	90,320
Issuance of common stock under equity compensation plans	5,552,759	5	5,152	—	—	5,157
Employee tax withholding on vesting of equity compensation awards	(1,714,934)	(2)	(37,751)	—	—	(37,753)

Net income (loss)	—	—	—	(57,390)	—	(57,390)
Foreign currency translation adjustment	—	—	—	—	3,741	3,741
Change in fair value of interest rate caps, net of taxes	—	—	—	—	20,154	20,154
Conversion of tangible equity units	2,497,813	3	(3)	—	—	—
Other	—	—	(350)	—	—	(350)
Balance at March 31, 2022	313,131,714	$313	$4,340,759	$(1,100,081)	$35,116	$3,276,107

See accompanying notes to consolidated financial statements.

Change Healthcare Inc.

Consolidated Statements of Cash Flows

(amounts in thousands)

	Year Ended	Year Ended	Year Ended
	March 31, 2022	March 31, 2021	March 31, 2020
Cash flows from operating activities:
Net income (loss)	$(57,390)	$(112,210)	$(947,597)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	681,808	591,048	30,838
Amortization of capitalized software developed for sale	3,509	1,326	—
Accretion and changes in estimate, net	25,276	11,644	15,823
Equity compensation	95,730	59,016	1,701
Deferred income tax expense (benefit)	(49,060)	(50,114)	(143,822)
Amortization of debt discount and issuance costs	31,284	32,532	2,235
Loss on extinguishment of debt	3,885	8,924	—
(Gain) loss on other investments	—	—	(15,881)
Non-cash lease expense	26,648	29,114	—
Gain on sale of businesses	—	(59,143)	—
Goodwill impairment charge	—	—	561,164
Loss from Equity Method Investment in the Joint Venture	—	—	380,713
Tax receivable agreement charges	—	—	164,633
Other, net	17,658	8,257	(1,110)
Changes in operating assets and liabilities:
Accounts receivable, net	12,295	(6,064)	(21,211)
Contract assets, net	(26,114)	158	—
Prepaid expenses and other assets	(82,507)	(87,540)	(6,219)
Accounts payable	34,825	(21,407)	7,532
Accrued expenses and other liabilities	(61,032)	14,178	(195,207)
Deferred revenue	40,063	166,477	11,304
Due to the Joint Venture, net	—	—	1,176
Net cash provided by (used in) operating activities	696,878	586,196	(153,928)
Cash flows from investing activities:
Capitalized expenditures	(276,276)	(246,381)	(13,002)
Acquisitions, net of cash acquired	—	(439,483)	330,667
Proceeds from sale of businesses	—	115,733	—
Investment in the Joint Venture	—	—	(610,784)
Investment in debt and equity securities of the Joint Venture	—	—	(278,875)
Other, net	(663)	2,099	7,332
Net cash provided by (used in) investing activities	(276,939)	(568,032)	(564,662)
Cash flows from financing activities:
Payments on Term Loan Facility	(180,000)	(315,000)	—
Payments under tax receivable agreements	(21,537)	(20,691)	—
Receipts (payments) on derivative instruments	(22,709)	(29,538)	(890)
Employee tax withholding on vesting of equity compensation awards	(37,751)	(4,108)	—
Payments on deferred financing obligations	(10,991)	(19,519)	—
Payment of senior amortizing notes	(16,384)	(15,636)	(11,094)
Proceeds from exercise of equity awards	8,933	17,514	—
Payments on Revolving Facility	—	(250,000)	—
Proceeds from Revolving Facility	—	—	250,000
Proceeds from issuance of Senior Notes	—	325,000	—
Proceeds from initial public offering, net of issuance costs	—	—	608,679

Proceeds from issuance of equity component of tangible equity units, net of issuance costs	—	—	232,929
Proceeds from issuance of debt component of tangible equity units	—	—	47,367
Other, net	(468)	(6,800)	(1,421)
Net cash provided by (used in) financing activities	(280,907)	(318,778)	1,125,570
Effect of exchange rate changes on cash and cash equivalents	165	3,310	16
Net increase (decrease) in cash and cash equivalents	139,197	(297,304)	406,996
Cash and cash equivalents at beginning of period	113,101	410,405	3,409
Cash and cash equivalents at end of period	$252,298	$113,101	$410,405

Supplemental disclosures of cash flow information
Cash paid for interest	$223,658	$240,232	$265,633
Cash paid for income taxes	$7,983	$11,169	$(714)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	$36,729	$41,262	$—
Financing cash flows	$468	$642	$—
Supplemental disclosures of noncash transactions
Issuance of common stock upon exercise of equity awards:
Investment in the Joint Venture	$—	$—	$5,077
Dividend receivable	$—	$—	$(5,077)
Change Healthcare Inc. portion of the Joint Venture equity transactions:
Investment in the Joint Venture	$—	$—	$13,902
Additional paid in capital	$—	$—	$(11,133)
Accumulated other comprehensive income	$—	$—	$(2,769)
Capitalized Expenditures:
Property and equipment, net	$9,130	$2,662	$5,295
Other noncurrent assets, net	$30,756	$25,338	$14,169
Intangible assets, net	$2,725	$1,491	$2,855
Accounts payable	$(24,533)	$(11,040)	$(9,843)
Accrued expenses	$(18,078)	$(18,452)	$(12,476)
Right-of-use assets obtained in exchange for lease liabilities (1):
Operating Leases	$3,325	$16,185	$—
Finance Leases	$—	$363	$—

(1)Amounts exclude the impact of adopting ASC 842. See Note 2, Significant Accounting Policies.

See accompanying notes to consolidated financial statements.

1. Nature of Business and Organization

Change Healthcare Inc. (the “Company”, “our” or “we”) is a healthcare technology company, focused on accelerating the transformation of the healthcare system through the power of our healthcare platform. We provide data and analytics-driven solutions to improve clinical, financial and patient engagement outcomes in the U.S. healthcare system. Our platform and comprehensive suite of software, analytics, technology-enabled services and network solutions drive improved results in the complex workflows of healthcare system payers and providers by enhancing clinical decision making, simplifying billing, collection and payment processes, and enabling a better patient experience.

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

The UHG Agreement contains representations, warranties, covenants, closing conditions and termination rights customary for transactions of this type. Until the earlier of the termination of the UHG Agreement and the consummation of the UHG Transaction, we have agreed to operate our business in the ordinary course and have agreed to certain other operating covenants, as set forth in the UHG Agreement. If UnitedHealth Group terminates the UHG Agreement after we materially breach the agreement, and we fail to cure such breach, and then within 12 months of such termination we enter into an alternative transaction to sell the Company, or if the Board recommends to stockholders that they approve an alternative transaction to sell the Company, and such alternative transaction is subsequently consummated, then we may be required to pay UnitedHealth Group a termination fee of $300 million at the time such alternative transaction is consummated.

On February 24, 2022, the DOJ and certain other parties commenced litigation to block the UHG Transaction, and the Company continues to support UnitedHealth Group in working toward closing the merger. On April 4, 2022, the parties to the UHG Agreement entered into a waiver (the “Waiver”) pursuant to which, among other things, the Company and UnitedHealth Group each waived its right to terminate the UHG Agreement due to a failure of the UHG Transaction to have been consummated by the Outside Date until the earlier of (i) 5:00 p.m. (New York time) on the tenth business day following a final order (whether or not appealable) issued by the U.S. District Court for the District of Columbia (the “Trial Court”) with respect to the complaint filed by the U.S. Department of Justice and certain other parties regarding the UHG Transaction that permanently prohibits the consummation of the UHG Transaction and (ii) 11:59 p.m. (New York time) on December 31, 2022 (the “Waiver Period”); provided, that if (A) the Trial Court issues a final order that permits the consummation of the UHG Transaction (whether or not subject to conditions), (B) any plaintiff appeals such order and (C) the ability to consummate the UHG Transaction is enjoined or otherwise prohibited by a governmental entity pending such appeal, then the Waiver Period may be extended by either UnitedHealth Group or the Company (in each case, acting in its sole discretion) to 5:00 p.m. (New York time) on March 31, 2023, by providing written notice to the other party prior to 11:59 p.m. (New York time) on December 31, 2022.

The Waiver provides that, if the Company or UnitedHealth Group terminates the UHG Agreement pursuant to Section 9.2(a) or Section 9.2(c) of the UHG Agreement at a time when any of the conditions to the closing set forth in Sections 8.1(b), 8.1(c) (in connection with a legal restraint of a governmental antitrust entity) or 8.2(c) of the UHG Agreement has not been satisfied or, to the extent permitted by applicable law, waived, UnitedHealth Group will pay to the Company an amount equal to $650 million.

The Waiver also provides that the Company may declare and pay a one-time special dividend of up to $2.00 in cash per each issued and outstanding share of common stock of the Company, with a record date and payment date to be determined in the sole discretion of the Board of Directors of the Company (or a committee thereof). We expect to pay the dividend at or about the time of closing of the UHG Transaction.

On April 22, 2022, UnitedHealth Group, as seller, entered into an equity purchase agreement and related agreements relating to the sale of the Company’s claims editing business (“ClaimsXten”) to an affiliate of investment funds of TPG Capital for a base purchase price in cash equal to $2.2 billion (subject to customary adjustments). Consummation of the transaction is contingent on a number of conditions, including the consummation of the UHG Transaction.

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

In calendar 2021 and the first quarter of 2022, the global economy has with certain setbacks, begun reopening and wider distribution of vaccines will likely continue to encourage greater economic activity. Nevertheless, we are unable to predict how widely the vaccines will be utilized, whether they will be effective in preventing the spread of COVID-19 (including its variant strains), and the extent to which our business, results of operations, financial condition or liquidity will ultimately be impacted by COVID-19. Accordingly, the full extent of the impact of COVID-19 on the global economy generally, and on the Company’s business, in particular, remains uncertain. However, we are not presently aware of events or circumstances arising from COVID-19 that would require us to revise the carrying value of our assets or liabilities, nor do we expect the impact of COVID-19 to cause us to be unable to comply with our debt covenants or meet our contractual obligations.

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

Accounting Estimates

The preparation of financial statements in conformity with GAAP requires us to make a number of estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. We base our estimates on historical experience, current business factors and various other assumptions that we believe are necessary in order to form a basis for making judgments about the carrying values of assets and liabilities, the reported amounts of revenues and expenses and disclosure of contingent assets and liabilities. We are subject to uncertainties such as the impact of future events, economic, environmental and political factors and changes in our business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of our financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Changes in estimates are made when circumstances warrant. Estimates and assumptions affect: the allowance for credit losses; the fair value assigned to assets acquired and liabilities assumed in business combinations; the carrying value of long-lived assets (including goodwill and intangible assets); the amortization period of long-lived assets (excluding goodwill); the carrying value, capitalization and amortization of software development costs; operating lease right-of-use assets; the carrying value of our investments; tax receivable agreement obligations; the fair value of interest rate cap agreement obligations; components of our tangible equity units; the values attributed to equity awards; operating lease liabilities; contingent consideration; loss accruals; certain accrued expenses; revenue recognition; and the income tax provision or benefit and related deferred tax accounts.

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

Allowance for Credit Losses

The allowance for credit losses of $22,224 and $24,126 at March 31, 2022 and 2021, respectively, was primarily based on historical credit loss experience, current conditions, future expected credit losses, and adjustments for certain asset-specific risk characteristics. The following table summarizes activity related to the allowance for credit losses:

	Year Ended March 31,
	2022	2021
Balance at beginning of period	$24,126	$22,360
Cumulative effect of accounting change-ASU 2016-13	—	417
Acquisitions and Dispositions (1)	—	(4,952)
Provisions	8,733	14,645
Write-offs	(10,635)	(8,344)
Balance at end of period	$22,224	$24,126

(1)For the year ended March 31, 2021, this amount relates primarily to the sales of Connected Analytics and Capacity Management.

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

Long-Lived Assets

Long-lived assets used in operations, which include capitalized software developed for internal use and property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. For long-lived assets to be held and used, we recognize an impairment loss only if the carrying amount is not recoverable when compared to our undiscounted cash flows and the impairment loss is measured based on the difference between the carrying amount and fair value. Long-lived assets held for sale are reported at the lower of cost or fair value less costs to sell.

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

Leases with an initial term of 12 months or less are not recorded on the balance sheet and we recognize lease expense for these leases on a straight-line basis over the lease term. Most leases include one or more options to renew, with renewal terms that can extend the lease term from one month to one year or more. Additionally, some of our leases include an option for early termination. We include renewal periods and exclude termination periods from our lease term if, at commencement, we are reasonably certain to exercise the option. For our real estate lease arrangements, we do not consider a lease to be abandoned and do not adjust the corresponding right-of-use asset in instances where we have the intent and ability to sublease the space.

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

Principal Revenue Generating Products and Services

Hosted solutions and SaaS – We enter into arrangements whereby we provide the customer access to a Company-owned software solution, which are generally marketed under annual and multi-year arrangements. The customer is only provided “access” (not a license) to the software application. In these arrangements, the customer does not purchase equipment nor does the customer take physical possession of the software. The related revenue is recognized ratably over the contracted term. For fixed fee arrangements, revenue recognition begins after set-up and implementation are complete. For per-transaction fee arrangements, revenue is recognized as transactions are processed beginning on the service start date. Revenue for hosted solutions and SaaS, which is included in Solutions revenue, is generated by the Software and Analytics, Network Solutions, and Technology-Enabled Services segments.

Transaction processing services – We provide transaction processing (such as claims processing) services to hospitals, pharmacies and health systems via a cloud-based (“SaaS”) platform. The promised service is to stand ready to process transactions for our customers over the contractual period on an as needed basis. Revenue related to these services is recognized over time as the transactions are processed, and the revenue is recognized over the individual days in which the services are performed. Revenue is recognized as Solutions revenue in the Software and Analytics, Network Solutions, and Technology-Enabled Services segments, with the exception of revenue related to postage that is generated through the delivery of certain of these services. Postage revenue is discussed below and is separately presented on the consolidated statement of operations. Any fixed annual fees and implementation fees are recognized ratably over the contract period.

Contingent fee services – We provide services to customers in which the transaction price is contingent on future occurrences, such as savings generated or amounts collected on behalf of our customers through the delivery of our services. In some cases, we perform services in advance of invoicing the customer, thereby creating a contract asset. Revenue in these arrangements is estimated and constrained until we determine that it is probable a significant revenue reversal will not occur, and variable consideration is allocated to the performance obligation for which we earn a contingent fee. We use the expected value method when estimating variable consideration, as we have a large number of contracts with similar characteristics and consider a portfolio of data from other similar contracts to form our estimate of expected value. Revenue for contingent fee services, which is included in Solutions revenue, is generated by the Software and Analytics and Technology-Enabled Services segments.

Content license subscriptions and time-based software – Our content license subscriptions and time-based software arrangements provide a license to use a software for a specified period of time. At the end of the contractual period, the customer either renews the license for an additional term or ceases to use the software. Software licenses are typically delivered to the customer with functionality that the customer can benefit from the software on its own or together with readily available resources. As contracts for these solutions generally do not price individual components separately, we allocate the transaction price to the license and ongoing support performance obligations based on standalone selling price, primarily determined by historical value relationships between licenses and ongoing support and updates. Revenue allocated to content license subscriptions and time-based software license agreements is generally recognized at the point-in-time of delivery of the license or the content update upon transfer of control of the underlying license to the customer. Generally, software implementation fees are recognized over the implementation period through an input measure of progress method. Revenue allocated to maintenance and support is recognized ratably over the period covered by the agreements, as passage of time represents a faithful depiction of the transfer of these services. In some cases, software arrangements provide licenses to several software applications that are highly integrated with the implementation services and software updates and cannot function separately. The bundle is a single performance obligation since the individually promised goods and services are not distinct in the context of the contract because the related implementation services significantly modify and customize the software and the updates provided to the integrated software solution are critical to the software’s utility. The related revenue is recognized on a straight-line basis, ratably over the contractual term due to the frequency and criticality of the updates throughout the license period. Revenue for content license subscriptions and time-based software, which is included in Solutions revenue, is generated by the Software and Analytics segment.

Perpetual software licenses – Our perpetual software arrangements provide a license for a customer to use software in perpetuity. Software licenses are typically delivered to the customer with functionality from which the customer can benefit from the license on its own or together with readily available resources. Perpetual software arrangements are recognized at the time of delivery or through an input measure of progress method over the installation period if the arrangements require significant production or modification or customization of the software. Contracts accounted for through an input measure of progress method are generally measured based on the ratio of labor hours incurred to date to total estimated labor hours to be incurred. Software implementation fees are recognized as the work is performed or under the input method for perpetual software. Hardware revenue is generally recognized upon delivery. Maintenance is recognized ratably over the term of the agreement as passage of time represents a faithful depiction of the transfer of these services. License, implementation, hardware and maintenance revenue for these arrangements, which is included in Solutions revenue, is generated by the Software and Analytics and Network Solutions segments.

Professional services – We provide training and consulting services to our customers, and the services may be fixed fee or time and materials based. Consulting services that fall outside of the standard implementation services vary depending on the scope and complexity of the service requested by the customer. Consulting services are deemed to be capable of being distinct from other products and services, and the services are satisfied either at a point of time or over time based on delivery and are recognized as Solutions revenue in the Software and Analytics and Technology-Enabled Services segments. Training services are usually provided as an optional service to enhance the customer’s experience with a software product or provides additional education surrounding the general topic of the solution. Training services are capable of being distinct from other products and services. We treat training services as a distinct performance obligation, and they are satisfied at a point of time and recognized as Solutions revenue in the Software and Analytics and Technology-Enabled Services segments.

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

Contract Balances

We generally recognize a contract asset when revenue is recognized in advance of invoicing on a customer contract, unless the right to payment for that revenue is unconditional (i.e., requiring no further performance and only the passage of time). If a right to payment is determined to meet the criteria to be considered 'unconditional', then we will recognize a receivable.

We did not recognize any impairment losses on accounts receivable or contract assets during the years ended March 31, 2022 and 2021.

We record deferred revenue when billings or payments are received from customers in advance of our performance. Deferred revenue is generally recognized when control transfers to the customer. Deferred revenue is driven by multiple factors, including the frequency of renewals, invoice timing, invoice duration, and fair value adjustments as a result of the Merger. As of March 31, 2022, we expect 94% of the deferred revenue balance to be recognized in one year or less. Approximately $409,808 of the balance at the beginning of the period was recognized during the year ended March 31, 2022.

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

At March 31, 2022 and 2021, we had capitalized costs to obtain a contract of $12,478 and $6,042, respectively, in Prepaid expenses and other current assets and $79,351 and $38,833, respectively, in Other noncurrent assets. At March 31, 2022 and 2021, we had capitalized costs to fulfill a contract of $7,096 and $3,526 in Prepaid and other current assets, respectively, and $40,460 and $24,240 in Other noncurrent assets, respectively. Amortization of such capitalized costs to obtain and fulfill was $10,878 and $2,182, respectively, for the year ended March 31, 2022. Amortization of such capitalized costs to obtain and fulfill was immaterial for the years ended March 31, 2021 and 2020.

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

Remaining Performance Obligations

The aggregate amount of transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) for executed contracts includes deferred revenue and other revenue yet to be recognized from non-cancellable contracts. As of March 31, 2022, remaining performance obligations totaled $1,444,943, of which 53% is expected to be recognized over the next 12 months, and the remaining 47% thereafter.

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

Disaggregated Revenue

We disaggregate the revenue from contracts with customers by operating segment as we believe doing so best depicts how the nature, amount, time and uncertainty of revenues are affected by economic factors. See Note 26, Segment Reporting, for total revenue disaggregated by operating segment for the years ended March 31, 2022 and 2021.

In addition to disaggregating revenue by operating segment, we disaggregate between revenue that is recognized over time and revenue that is recognized at a point in time. For the years ended March 31, 2022 and 2021, 96% of revenue was recognized over time and 4% of revenue was recognized at a point in time.

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

Prior to the acquisition, we held an option to purchase eRx which we accounted for as an equity investment. Therefore, our acquisition of eRx was accounted for as a business combination achieved in stages under the acquisition method in accordance with Accounting Standards Codification 805, Business Combinations (“ASC 805”). Accordingly, at the acquisition, we remeasured our business purchase option to fair value and recognized a loss of $6,000 which is recorded in Other, net on our consolidated statement of operations for the year ended March 31, 2021. Our consolidated statement of operations for the year ended March 31, 2021, also included $63,393 of total revenue from the acquired business.

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

PDX, Inc.

On June 1, 2020, we completed the cash purchase of 100% of the ownership interest in PDX, Inc. (“PDX”), a company focused on delivering patient-centric and innovative technologies for pharmacies and health systems. We accounted for this transaction as a business combination using the acquisition method. Our consolidated statement of operations for the year ended March 31, 2021, included $57,599 of total revenue from the acquired business.

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

Nucleus.io

In August 2020, we completed the acquisition of Nucleus.io, a leader in the development of advanced, fully enabled, cloud-native imaging and workflow technology. We acquired Nucleus.io for total consideration of $35,120 and accounted for the acquisition as a business combination. The consideration transferred was primarily allocated to technology-based intangible assets of $11,700 (life of 15 years) and goodwill of $22,341. The goodwill recognized is assigned to the Software and Analytics segment and is not expected to be deductible for tax purposes. We consider our accounting for the Nucleus.io acquisition to be complete. Acquisition costs related to the purchase of Nucleus.io were not material.

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

The following table summarizes our net assets acquired and purchase price allocation:

Net assets acquired:	Amount
Cash	$330,665
Accounts receivable, net of allowance of $22,059	718,895
Contract assets	132,704
Prepaid expenses and other current assets	115,436
Investment in business purchase option	146,500
Property and equipment, net	206,751
Goodwill	4,363,282
Other noncurrent assets	169,539
Identified intangible assets:
Customer relationships (life 12-16 years)	3,056,000
Tradenames (life 18 years)	146,000
Technology-based intangible assets (life 6-12 years)	1,188,000
Accounts payable	(60,637)
Accrued expenses	(563,791)
Deferred revenue, current	(292,528)
Current portion of long-term debt	(28,969)
Other current liabilities	(22,732)
Long-term debt, excluding current portion	(4,713,565)
Deferred income tax liabilities	(576,546)
Tax receivable agreement obligations due to related parties	(176,586)
Other long-term liabilities	(102,675)
Net assets acquired	$4,035,743

Summary of purchase consideration:
Fair value of shares issued to SpinCo shareholders
(175,995,192 shares at $12.47 per share):
Common Stock, $0.001 par value	$176
Additional paid-in capital	2,194,484
Fair value of Joint Venture equity interest previously held	1,589,040
Fair value of Joint Venture equity interest previously held through TEUs	216,764
Settlement of dividend receivable	42,778
Repayment of advances to member	(7,499)
Purchase consideration	$4,035,743

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

(1)Pro forma information is not applicable as the Joint Venture’s results are fully consolidated for the year ended March 31, 2021.

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

Statement of Operations Information

The components of lease cost are as follows:

		Year Ended	Year Ended
	Statement of Operations Location	March 31, 2022	March 31, 2021
Operating lease cost	(1)	$35,025	$43,950
Finance lease cost
Amortization expense	Depreciation and amortization	356	429
Interest expense	Interest expense, net	93	120
Short-term lease cost	(1)	2,113	1,473
Variable lease cost	(1)	5,179	6,804
Sublease income	Other, net	(1,089)	(1,293)
Total lease cost		$41,677	$51,483

(1)Cost classification varies depending on the leased asset. Costs are primarily included within Sales, marketing, general and administrative and Cost of operations.

Balance Sheet Information

Right-of-use assets and lease liabilities are as follows:

	Balance Sheet Location	March 31, 2022	March 31, 2021
Right-of-use assets
Operating leases	Operating lease right-of-use assets, net	$65,680	$93,412
Finance leases	Property and equipment, net	1,370	1,858
Total right-of-use assets		$67,050	$95,270

Lease liabilities
Current liabilities
Operating leases	Current portion of operating lease liabilities	$21,726	$30,608
Finance leases	Current portion of long-term debt	405	568
Noncurrent liabilities
Operating leases	Long-term operating lease liabilities	52,286	75,396
Finance leases	Long-term debt, excluding current portion	772	1,225
Total lease liabilities		$75,189	$107,797

Maturity of Lease Liabilities

Maturities of lease liabilities by fiscal year as of March 31, 2022 are as follows:

	Operating Leases	Finance Leases	Total
2023	$26,035	$468	$26,503
2024	18,925	468	19,393
2025	13,837	391	14,228
2026	9,586	—	9,586
2027	7,204	—	7,204
2028 and thereafter	11,644	—	11,644
Total lease liabilities, undiscounted	87,231	1,327	88,558
Less: Imputed interest	13,219	150	13,369
Total lease liabilities	$74,012	$1,177	$75,189

Other Information

Other information related to our leases as of March 31, 2022 is as follows:

	Operating Leases	Finance Leases
Weighted-average remaining lease term	4.68 years	2.84 years
Weighted-average discount rate	7.14%	6.36%

Other information related to our leases as of March 31, 2021 is as follows:

	Operating Leases	Finance Leases
Weighted-average remaining lease term	4.76 years	3.52 years
Weighted-average discount rate	7.29%	6.51%

8. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets generally include items for which we have paid the related vendor or supplier in advance of receiving the related service. Prepaid expenses and other current assets consisted of the following:

	March 31, 2022	March 31, 2021
Prepaid expenses	$103,023	$86,307
Other current assets	74,636	53,951
Prepaid expenses and other current assets	$177,659	$140,258

9. Property and Equipment

Property and equipment consisted of the following:

	March 31, 2022	March 31, 2021
Land	$406	$406
Buildings and leasehold improvements	59,067	60,716
Computer equipment	125,847	105,450
Production equipment	17,215	17,046
Office equipment, furniture and fixtures	33,702	34,696
Construction in process	21,010	15,497
Property and equipment, gross	257,247	233,811
Accumulated depreciation	(115,907)	(59,441)
Property and equipment, net	$141,340	$174,370

Depreciation expense was $56,708, $56,240, and $2,960, for the years ended March 31, 2022, 2021 and 2020, respectively.

10. Goodwill and Intangible Assets

Goodwill

We assess goodwill for impairment annually (as of January 1 of each year) or whenever significant indicators of impairment are present. We recognized no impairment in conjunction with our most recent annual impairment analysis.

The following table presents the changes in the carrying amount of goodwill:

	Software and Analytics	Network Solutions	Technology-Enabled Services	Total
Balance at March 31, 2020	$1,770,118	$1,645,831	$379,376	$3,795,325
Acquisitions	22,341	323,986	—	346,327
Dispositions	(51,136)	—	—	(51,136)
Effects of foreign currency	15,583	—	—	15,583
Adjustments	1,396	922	376	2,693
Balance at March 31, 2021	$1,758,302	$1,970,739	$379,752	$4,108,792
Effects of foreign currency	4,254	—	—	4,254
Adjustments	(142)	—	—	(142)
Balance at March 31, 2022	$1,762,414	$1,970,739	$379,752	$4,112,904

Fiscal Year 2020 Impairment Charge

In accordance with ASC 805, on March 10, 2020, goodwill was recognized as a result of the Merger and was allocated to the Company’s reporting units on a relative fair value basis. Subsequent to the Merger, we concluded a triggering event had occurred due to the expected impact on our financial results due to COVID-19. Therefore, we performed a goodwill impairment test as of March 31, 2020 to compare each reporting unit’s carrying value to the respective fair value. The fair value of each reporting unit was determined using a combination of an income approach based on a discounted cash flow model and a market approach based on appropriate valuation multiples observed for the reporting unit’s guideline public companies. Fair value estimates resulted from a complex series of judgments about future events and uncertainties and relied heavily on estimates and assumptions. The estimates considered most impactful to the goodwill impairment test included our expectation on the amount of time it will take to return to a normal level of healthcare activity, the discount rate used in the income approach, and the market multiples used in the market approach. Reporting unit fair values were considered a Level 3 measurement due to the significance of unobservable inputs developed using company specific information. Based on the results of the interim impairment test, we recorded a non-cash pre-tax goodwill impairment charge of $561,164 for the year ended March 31, 2020, which was not deductible for income tax purposes.

Intangible Assets

Intangible assets subject to amortization consist of the following:

	March 31, 2022			March 31, 2021
	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Customer relationships	$3,263,631	$(556,029)	$2,707,602	$3,263,653	$(276,682)	$2,986,971
Technology-based intangible assets	1,262,020	(407,940)	854,080	1,261,285	(200,773)	1,060,512
Tradenames and other	158,010	(20,089)	137,921	150,538	(10,948)	139,590
Total	$4,683,661	$(984,058)	$3,699,603	$4,675,476	$(488,403)	$4,187,073

Amortization expense was $498,843, $463,334, and $24,194 for the years ended March 31, 2022, 2021, and 2020, respectively.

Aggregate amortization expense for intangible assets by fiscal year as of March 31, 2022 is estimated to be:

2023	$450,660
2024	403,831
2025	369,362
2026	335,823
2027	302,891
Thereafter	1,837,036
Total	$3,699,603

11. Other Noncurrent Assets

Other noncurrent assets consist of the following:

	March 31, 2022	March 31, 2021
Capitalized software developed for internal use, net	$364,617	$260,858
Other noncurrent assets, net	235,444	169,283
Other noncurrent assets, net	$600,061	$430,141

Capitalized software developed for internal use, net includes accumulated amortization of $168,532 and $71,356 as of March 31, 2022 and 2021, respectively. Amortization expense for capitalized software developed for internal use was $126,257 and $71,473 for the years ended March 31, 2022 and 2021, respectively, and was immaterial for the year ended March 31, 2020.

Changes in the carrying amount of capitalized software developed for sale, net, were as follows:

	March 31, 2022	March 31, 2021
Balance at beginning of period	$10,779	$574
Amounts capitalized	11,343	13,919
Amortization expense	(3,509)	(1,326)
Disposal from sale of businesses	—	(837)
Other	(846)	(1,551)
Balance at end of period	$17,767	$10,779

Activity related to capitalized software developed for sale, net, was immaterial for the year ended March 31, 2020.

12. Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2022	March 31, 2021
Customer deposits	$46,129	$48,337
Accrued compensation	143,092	177,509
Accrued outside services	53,844	45,349
Accrued insurance	12,784	10,897
Accrued income, sales and other taxes	39,496	57,742
Accrued interest	6,715	6,783
Pass-through payments	29,762	16,799
Tax receivable agreement obligations	36,702	10,646
Interest rate cap agreements	—	22,360
Other accrued liabilities	92,982	87,871
Accrued expenses	$461,506	$484,293

13. Long-Term Debt

Long-term debt consists of the following:

	March 31, 2022	March 31, 2021
Senior Credit Facilities
$5,100,000 Term Loan Facility, due March 1, 2024, net of unamortized discount of $55,763 and $87,698 at March 31, 2022 and March 31, 2021, respectively (effective interest rate of 4.42% and 4.42%, respectively)	$3,257,487	$3,405,552
$785,000 Revolving Facility, expiring July 3, 2024, and bearing interest at a variable interest rate	—	—
Senior Notes
$1,325,000 5.75% Senior Notes due March 1, 2025, net of unamortized discount of $5,303 and $6,921 at March 31, 2022 and March 31, 2021, respectively (effective interest rate of 5.90% and 5.90%, respectively)	1,319,697	1,318,079
Tangible Equity Unit Senior Amortizing Note
$47,367 Senior Amortizing Notes due June 30, 2022, net of unamortized discount of $20 and $293 at March 31, 2022 and March 31, 2021, respectively (effective interest rate of 7.44% and 7.44%, respectively)	4,234	20,345
Other	8,675	18,138
Less current portion	(10,006)	(27,339)
Long-term debt, excluding current portion	$4,580,087	$4,734,775

Senior Credit Facilities

Our long-term indebtedness includes a senior secured term loan facility (the “Term Loan Facility”) and a revolving credit facility (the “Revolving Facility”; together with the Term Loan Facility, the “Senior Credit Facilities”). The Senior Credit Facilities provide us with the right at any time to request additional term loan tranches and/or term loan increases, increases in the revolving commitments and/or additional revolving credit facilities up to the sum of (i) (a) the greater of $1,080,000 or an amount equal to 100% of EBITDA for the most recently ended four fiscal quarters, plus (b) certain voluntary prepayments, repurchases, redemptions and other retirements of indebtedness and commitments under our Senior Credit Facilities, incremental equivalent debt, and refinancings thereof, plus (ii) an additional aggregate amount such that, after giving pro forma effect to such incurrence, (x) if such additional amounts are secured on a pari passu basis with the first lien obligations under our Senior Credit Facilities, our consolidated first lien net leverage ratio does not exceed 4.90 to 1.00, (y) if such additional amounts are secured on a junior lien basis to the first lien obligations under our Senior Credit Facilities, our consolidated secured net leverage ratio does not exceed 5.75 to 1.00 and (z) if such additional amounts are unsecured, either our consolidated total net leverage ratio does not exceed 6.00 to 1.00 or we could incur at least $1.00 of additional indebtedness under a consolidated interest coverage ratio test under our Senior Credit Facilities of 2.00 to 1.00. The lenders under the Senior Credit Facilities are not obligated to provide any such incremental commitments or loans, which are uncommitted, and any such addition of or increase in commitments or loans are subject to obtaining commitments and certain customary conditions precedent in our Senior Credit Facilities.

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

The Senior Credit Facilities requires us to prepay outstanding term loans, subject to certain exceptions, with:

•50% of the Company’s annual Excess Cash Flow (as defined in the Senior Credit Facilities) commencing with the first full fiscal year completed after the closing of the Senior Credit Facilities (percentage is reduced to 25% and 0% if we achieve and maintain specified first lien net leverage ratios), subject to certain credits and exceptions;

•100% of the net cash proceeds of non-ordinary course asset sales or other dispositions of property, including insurance condemnation proceeds (percentage is reduced to 50%, 25% and 0% if we achieve and maintain specified first lien net leverage ratios), subject to certain exceptions, in excess of a minimum threshold and subject to our right to reinvest the proceeds; and

•100% of the net cash proceeds of any incurrence of debt by the Company, other than proceeds from debt permitted per the terms of the Senior Credit Facilities.

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

In June 2020, we repaid our outstanding Revolving Facility balance of $250,000. The Revolving Facility has a total borrowing capacity of $785,000 less outstanding letters of credit which totaled $5,485 and $6,194 at March 31, 2022 and 2021, respectively. This leaves $779,515 and $778,806 available for borrowing as of March 31, 2022 and 2021, respectively.

During fiscal years 2022 and 2021, we repaid $180,000 and $315,000, respectively, on our Term Loan Facility and recognized a Loss on extinguishment of debt of $3,885 and $8,924, respectively, in our consolidated statement of operations.

As of March 31, 2022, we were in compliance with all of the applicable covenants under the Senior Credit Facilities.

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

As of March 31, 2022, we were in compliance with all of the applicable covenants under the Senior Notes.

Tangible Equity Unit Senior Amortizing Note

See Note 16, Tangible Equity Units, for information.

Other

From time to time, we enter into deferred financing arrangements with certain vendors. The obligations under such arrangements are recorded at the present value of the scheduled payments. Such future payments totaled approximately $7,498 and $16,346 at March 31, 2022 and 2021, respectively.

In addition, we have certain finance lease obligations that are classified as debt as discussed in Note 7, Leases.

Aggregate Future Maturities

The aggregate amounts of future maturities by fiscal year under long-term debt arrangements are as follows:

2023	$10,006
2024	3,315,832
2025	1,325,340
2026	—
2027	—
Thereafter	—
Total	$4,651,178

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

In August 2018, the Joint Venture executed annuitized interest rate cap agreements with notional amounts of $500,000, accreting to $1,500,000 to limit the exposure of the variable component of interest rates under the Term Loan Facility or future variable rate indebtedness to a maximum of 1.0%. The interest rate cap agreements became effective August 31, 2018, accreted to $1,500,000 and expired December 31, 2021. Upon completion of the Merger, these agreements were redesignated as cash flow hedges of the Company.

In March 2020, we executed additional annuitized interest rate cap agreements with notional amounts totaling $1,000,000 to limit the exposure of the variable component of the interest rates under the Term Loan Facility or future variable rate indebtedness to a maximum of 1.0%. Each interest rate cap agreement became effective March 31, 2020 and expires March 31, 2024.

At March 31, 2022, each of our outstanding interest rate cap agreements were designated as cash flow hedges of interest rate risk and were determined to be highly effective.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. We estimate that $6,025 will be reclassified as an increase to interest expense within one year.

The fair value of derivative instruments is as follows:

	Fair Values of Derivative Financial Instruments
	Asset (Liability)
Derivative financial instruments designated as hedging instruments:	Balance Sheet Location	March 31, 2022	March 31, 2021
Interest rate cap agreements	Prepaid and other current assets	$7,214	$—
Interest rate cap agreements	Other noncurrent assets, net	18,257	—
Interest rate cap agreements	Accrued expenses	—	(22,360)
Interest rate cap agreements	Other long-term liabilities	—	(365)
Total		$25,471	$(22,725)

Effect of Derivative Instruments on the Statement of Operations

The effect of the derivative instruments on the consolidated statements of operations is as follows:

	Year Ended	Year Ended	Year Ended
Derivative financial instruments in cash flow hedging relationships:	March 31, 2022	March 31, 2021	March 31, 2020
Gain (loss) related to derivative financial instruments recognized in other comprehensive income (loss)	$25,563	$(4,855)	$(1,361)
(Gain) loss related to portion of derivative financial instruments reclassified from accumulated other comprehensive (income) loss to interest expense	$1,938	$1,202	$(22)

Credit Risk-Related Contingent Features

We have agreements with each of our derivative counterparties providing that if we default on any of our indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender, then we also could be declared in default on our derivative obligations.

As of March 31, 2022, each of our derivative financial instruments was in a net asset position. As of March 31, 2021, the termination value of derivative financial instruments in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, was $23,063. If we had defaulted on any of our indebtedness at March 31, 2021, we could have been required to settle our obligations under the agreements at this termination value. We do not offset any derivative financial instruments and the derivative financial instruments are not subject to collateral posting requirements.

15. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table below summarizes our assets and liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall:

		Quoted in	Significant Other	Significant
		Identical Markets	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Balance at March 31, 2022:
Interest rate cap agreements	$25,471	$—	$25,471	$—
Total	$25,471	$—	$25,471	$—
Balance at March 31, 2021:
Interest rate cap agreements	$(22,725)	$—	$(22,725)	$—
Total	$(22,725)	$—	$(22,725)	$—

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments utilize Level 3 inputs to evaluate the likelihood of both our own default and counterparty default. As of March 31, 2022, we determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives and therefore, the valuations are classified in Level 2 of the fair value hierarchy.

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

The table below presents a reconciliation of the fair value of the liabilities that use significant unobservable inputs (Level 3):

	Year Ended	Year Ended
	March 31, 2022	March 31, 2021
Balance at beginning of period	$—	$(3,000)
Gain (loss) included in Other, net	—	3,000
Balance at end of period	$—	$—

The contingent consideration obligation was acquired as part of the Merger and there was no significant activity for the year ended March 31, 2020.

Assets and Liabilities Measured at Fair Value upon Initial Recognition

The carrying amount and the fair value of financial instruments held as of March 31, 2022 and 2021 were as follows:

	March 31, 2022		March 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$252,298	$252,298	$113,101	$113,101
Senior Credit Facilities (Level 2)	$3,257,487	$3,288,401	$3,405,552	$3,488,883
Senior Notes (Level 2)	$1,319,697	$1,316,785	$1,318,079	$1,351,500
Debt component of tangible equity units (Level 2)	$4,234	$4,284	$20,345	$21,435

As described in Note 10, Goodwill and Intangible Assets, our prior year goodwill impairment analysis utilized Level 3 inputs in determining reporting unit fair values. Additionally, the assets acquired and liabilities assumed as part of business acquisitions were recorded at fair value upon initial recognition. See Note 4, Business Combinations, for additional information.

16. Tangible Equity Units

In July 2019, we completed our offering of 5,750,000 TEUs. Total proceeds, net of underwriting discounts, were $278,875. Each TEU, which has a stated amount of $50, is comprised of a stock purchase contract and a senior amortizing note due June 30, 2022. We allocated the proceeds from the issuance of the TEUs to equity and debt based on the relative fair values of the respective components of each TEU. The value allocated to the stock purchase contracts is reflected net of issuance costs in additional paid in capital. The value allocated to the senior amortizing notes is reflected in debt on the consolidated balance sheets. Issuance costs, reflected as a reduction of the face amount of the amortizing notes, are being accreted to the face amount of the debt under the effective interest method.

The aggregate values assigned upon issuance of the TEUs, based on the relative fair value of the respective components of each TEU, were as follows:

	Equity Component	Debt Component	Total
Price per TEU	$41.7622	$8.2378	$50.00
Gross proceeds	240,133	47,367	287,500
Issuance costs	(7,204)	(1,421)	(8,625)
Net proceeds	$232,929	$45,946	$278,875

Each senior amortizing note has an initial principal amount of $8.2378 and bears interest at 5.5% per year. On each March 30, June 30, September 30 and December 30, we pay equal quarterly cash installments of $0.7500 per amortizing note (except for the September 30, 2019 installment payment, which was $0.7417 per amortizing note). Each installment constitutes a payment of interest and partial payment of principal. Unless settled earlier, each purchase contract will automatically settle on June 30, 2022. Holders of the purchase contracts may elect to early settle prior to June 30, 2022 at the minimum settlement rate, resulting in the holder receiving the minimum number of shares for that purchase contract. We will deliver between a minimum of 12,994,501 shares and a maximum of 15,593,320 shares of common stock, subject to adjustment, based on the Applicable Market Value (as defined below) of common stock as described below:

•If the Applicable Market Value is greater than $15.60 per share, holders will receive 3.2051 shares of common stock per purchase contract.

•If the Applicable Market Value is less than or equal to $15.60 per share but greater than or equal to $13.00 per share, the holder will receive a number of shares of common stock per purchase contract equal to $50, divided by the Applicable Market Value; and

•If the Applicable Market Value is less than $13.00 per share, the holder will receive 3.8461 shares of common stock per purchase contract.

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

The following table summarizes TEU activity:

Tangible Equity Units
Outstanding at March 31, 2020	5,137,345
Conversions	(303,700)
Outstanding at March 31, 2021	4,833,645
Conversions	(779,325)
Outstanding at March 31, 2022	4,054,320

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

Prior to the Merger on March 10, 2020, we accounted for our investment in the Joint Venture using the equity method of accounting. During the period from April 1, 2019 to March 10, 2020, we recorded a proportionate share of the loss from this investment of $380,713, which included transaction and integration expenses incurred by the Joint Venture and basis adjustments, including amortization expenses, associated with equity method intangible assets. The amounts are included in Loss from Equity Method Investment in the Joint Venture in the consolidated statements of operations.

Following completion of the Merger, we consolidate the Joint Venture and no longer account for our ownership interest as an equity method investment.

Summarized financial information of the Joint Venture is as follows:

Period of
April 1, 2019 to
Statement of Operations Data:	March 10, 2020
Total revenue	$3,092,875
Cost of operations (exclusive of depreciation and amortization)	$1,263,244
Customer postage	$215,448
Net income (loss)	$123,771

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

(1)Amount is included as part of the Merger purchase price. See Note 4, Business Combinations for additional information.

(2)Amount is eliminated as part of consolidation.

18. Incentive Compensation Plans

Omnibus Incentive Plan

Long-term Incentive Plan Awards

Effective as of our initial public offering, we adopted the Change Healthcare Inc. 2019 Omnibus Incentive Plan (the “Omnibus Incentive Plan”) pursuant to which 25.0 million shares of common stock were reserved for issuance to employees, directors and consultants.

In connection with the Omnibus Incentive Plan, during the years ended March 31, 2022, 2021 and 2020, we granted to our employees and directors one or a combination of time-vesting restricted stock units, performance stock units, cash settled restricted stock units and time-vesting deferred stock units, under vesting terms that generally vary from one to four years from the date of grant. The fair value of each of these awards was determined on a per share basis based on our closing stock price on the date of grant. Each of these instruments are described below.

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

Performance Stock Units (“PSUs”) – The PSUs consist of two tranches, one for which the quantity of awards expected to vest varies based on the Company’s compound annual revenue growth rate over a three year period in comparison to a target percentage and one for which the quantity of awards expected to vest varies based on the Company’s compound annual adjusted EBITDA growth rate over a three year period in comparison to a target percentage. The awards granted during the year ended March

31, 2020 that are earned upon satisfaction of the performance conditions vest on the fourth anniversary of the vesting commencement date of the award (i.e., continued service is required beyond the satisfaction of the performance condition prior to vesting). The awards granted during the year ended March 31, 2021 that are earned upon satisfaction of the performance conditions vest on the third anniversary of the vesting commencement date of the award. We recognize compensation expense for PSUs based on the number of awards that are considered probable to vest. Recognition of expense is based on the probability of achievement of performance targets and is periodically reevaluated.

Cash Settled Restricted Stock Units (“CSRSUs”) – The CSRSUs are expected to vest ratably over one or three years, depending on the terms of the specific award. Upon vesting, we are required to pay cash in settlement of such CSRSUs based on their fair value at the vesting date. As such, these awards are classified as liabilities and are recorded as Accrued liabilities on our consolidated balance sheets. During the years ended March 31, 2022 and 2021, we made cash payments of $8,300 and $2,273, respectively, to settle Cash Settled Restricted Stock Units upon vesting.

Deferred Stock Units (“DSUs”) – The DSUs vest 100% upon the one-year anniversary of the date of grant. Unlike the RSUs, the DSUs are exchanged for shares of the Company’s common stock following the participant’s separation from service.

The following table summarizes the Long-term Incentive Plans activity for the years ended March 31, 2022:

	Restricted		Deferred		Cash Settled		Performance
	Stock Units		Stock Units		Restricted Stock Units		Stock Units
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
		Grant Date		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Unvested at April 1, 2021	14,120,518	$16.98	86,916	$11.93	434,512	$13.49	2,058,530	$14.32
Granted	1,188,176	$22.20	49,952	$23.15	—	—	—	—
Canceled	(1,600,533)	$17.50	—	—	(6,126)	$13.54	(107,134)	$14.00
Vested(1)	(4,465,437)	$17.58	(86,916)	$11.93	(373,153)	$13.45	(8,817)	$13.76
Unvested at March 31, 2022	9,242,724	$17.26	49,952	$23.15	55,233	$13.78	1,942,579	$14.34

(1)During the year ended March 31, 2022, 86,916 Deferred Stock Units vested. However, these holders of these awards do not receive shares of common stock in exchange for these DSUs until they leave their position as described above.

eRx Awards

Upon completion of the eRx acquisition all outstanding eRx equity awards were canceled. Holders of eRx stock options and vested eRx stock appreciation rights were able to elect to receive consideration in the form of a cash payment or vested stock appreciation rights of the Company (“eRx vested SARs”). There were 478,180 of eRx vested SARs granted in conjunction with the eRx acquisition. These awards will remain outstanding until the individual holders exercise their award but are fully vested. As such, these eRx vested SARs are excluded from the unvested awards table below. For individuals with unvested eRx equity awards, we elected to issue replacement awards with vesting and exercisability terms generally identical to the existing eRx awards which were replaced. These replacement awards were granted under the Omnibus Incentive Plan and consisted of unvested restricted share units (“eRx RSUs”) and unvested stock appreciation rights (“eRx unvested SARs”) with terms identical to the original eRx awards. The awards vest subject to the employee’s continued employment through the date when Blackstone has sold at least 25% of the maximum number of shares held by it (i.e., a liquidity event) and achieved specified rates of return that vary by award. Upon vesting and upon exercise of the outstanding eRx vested SARs, we are required to pay cash in settlement of such eRx awards based on their fair value at the vesting date. As such, these awards are classified as liabilities and are recorded as Accrued liabilities on our consolidated balance sheets. During the year ended March 31, 2022, we made cash payments of $4,479 to settle eRx RSUs upon vesting.

The following table summarizes the eRx Awards activity for the years ended March 31, 2022:

	eRx Restricted		eRx Unvested Stock
	Stock Units		Appreciation Rights
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested at April 1, 2021	243,833	$11.04	11,439	$11.04
Granted	—	—	—	—
Canceled	(19,253)	$11.04	—	—
Vested	(193,458)	$11.04	(11,439)	$11.04
Unvested at March 31, 2022	31,122	$11.04	—	—

At March 31, 2022, aggregate unrecognized compensation expense related to awards granted under the Omnibus Incentive Plan was $145,919 which is expected to be recognized over a weighted average period of 1.4 years.

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

Vested Awards:

•Tier I Time-Vesting Awards became immediately vested in connection with the creation of the Joint Venture, 54.4% of which were liquidated for cash at the creation. The remaining 45.6% were exchanged for vested options of the Company with exercise prices and expiration terms that correspond with those of the original grant to Legacy CHC Equity Plan participants (“Replacement Time-Vesting Options”). These Legacy CHC Equity Plan participants also received vested options in eRx Network with exercise prices equal to 25% of the fair value of the eRx Network stock and a cash payment related to the proportionate value of the 2017 Tax Receivable Agreement at the time of the creation of the Joint Venture.

•Tier II Time-Vesting Awards immediately vested when the Joint Venture was formed but because the original exercise price of these awards was greater than the fair value of the stock at the time of the creation of the Joint Venture, none of the awards were liquidated and they were replaced with vested Replacement Time-Vesting Options with an exercise price equal to the original exercise price reduced by the fair value of one share of eRx Network stock.

•2.0x Exit-Vesting Awards immediately vested when the Joint Venture was formed as a result of meeting the specified performance and market conditions outlined in the original award terms. As with the Tier I Time-Vesting Awards, 54.4% were liquidated for cash upon the closing. The remaining 45.6% of such options were exchanged for vested Replacement Time-Vesting Options with exercise prices and expiration terms that correspond with those of the original grant to the Legacy CHC Equity Plan participants. The participants also received vested options in eRx Network with exercise prices equal to

25% of the fair value of the eRx Network stock and a cash payment related to the proportionate value of the 2017 Tax Receivable Agreement at the time of the creation of the Joint Venture.

The following table summarizes Replacement Time-Vesting Option activity for the year ended March 31, 2022:

	Replacement		Weighted Average	Aggregate
	Time-Vesting	Weighted Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual Term	Value
Outstanding at April 1, 2021	2,484,082	$11.83	2.4	$25,517
Exercised	(95,510)	$11.17	—	$980
Forfeited	(6,702)	$7.92	—	$89
Outstanding at March 31, 2022	2,381,870	$11.86	1.4	$23,664
Exercisable at March 31, 2022	2,381,870	$11.86	1.4	$23,664

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

As of March 31, 2022, unrecognized expense related to the Replacement Exit-Vesting Restricted Stock was $0. The following table summarizes Replacement Exit-Vesting Restricted Stock activity for the year ended March 31, 2022:

		Weighted
	Replacement	Average
	Exit-Vesting	Grant Date
	Restricted Stock	Fair Value
Unvested at April 1, 2021	922,252	$12.89
Released	(762,837)	$13.08
Canceled	(80,687)	$13.01
Unvested at March 31, 2022	78,728	$9.95

Time-Vesting and Exit-Vesting Options

Time-vesting options were granted with an exercise price equal to the fair value of the common stock on the date of grant and generally vest in equal 25% installments on the first through fourth anniversaries of the designated vesting start date, subject to the awardholders’ continued employment through the vesting date. We estimated the fair value of the time-vesting options using the Black-Scholes option pricing model. As of March 31, 2022, unrecognized expense related to the time-vesting options was $68 which is expected to be recognized over a weighted average period of one month.

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

In May 2018, the terms of the exit-vesting options and Replacement Exit-Vesting Restricted Stock were modified to permit, in addition to existing vesting provisions, vesting to occur in three equal installments commencing on the earlier of the date that (i) affiliates of Blackstone sell more than 25% of the equity interests of the Joint Venture held by it on the Transaction Date and McKesson distributes more than 50% of the equity interests of the Joint Venture held by it on the Transaction Date or (ii) McKesson and affiliates of Blackstone collectively sell more than 25% of the aggregate equity interests held by McKesson and Blackstone on the

Transaction Date. No effect on compensation expense was recognized in connection with this modification as the vesting of the affected awards remained not probable following the modification. We estimated the fair value of the exit-vesting options using the Monte Carlo Simulation option pricing model. We will not record compensation expense for these awards until the exit-vesting provisions occur. As of March 31, 2022, unrecognized expense related to the exit-vesting options was $26,854.

The following table summarizes outstanding time-vesting and exit-vesting option activity for the year ended March 31, 2022:

					Weighted Average
			Weighted Average		Remaining		Aggregate
	Awards		Exercise Price		Contractual Term		Intrinsic Value
	Time-	Exit-	Time-	Exit-	Time-	Exit-	Time-	Exit-
	Vesting	Vesting	Vesting	Vesting	Vesting	Vesting	Vesting	Vesting
	Options	Options	Options	Options	Options	Options	Options	Options
Outstanding at April 1, 2021	5,064,148	4,750,627	$18.99	$18.99	6.6	6.6	$15,764	$14,774
Exercised	(215,197)	—	$18.99	—	—	—	$588	—
Forfeited	(41,671)	(178,648)	$18.99	$18.99	—	—	$102	$441
Outstanding at March 31, 2022	4,807,280	4,571,979	$18.99	$18.99	5.6	5.7	$13,508	$12,847
Exercisable at March 31, 2022	4,642,802	—	$18.99	—	5.6	—	$13,046	$—

The following table summarizes unvested time-vesting and exit-vesting option activity for the year ended March 31, 2022:

	Time-Vesting Options		Exit-Vesting Options
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested at April 1, 2021	637,626	$9.78	4,750,627	$5.90
Granted	—	—	—	—
Cancelled	(11,850)	$9.78	(178,648)	$5.90
Vested	(461,298)	$9.78	—	—
Unvested at March 31, 2022	164,478	$9.78	4,571,979	$5.90

Equity Method Investment

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

Equity Compensation Expense

The following is a summary of equity compensation expense. Prior to the Merger, no net equity compensation expense was recognized in the Change Healthcare Inc. financial statements due to a requirement of the Change Healthcare LLC agreement. As such, equity compensation for the year ended March 31, 2020 was immaterial:

	Year-Ended	Year-Ended	Year-Ended
	March 31, 2022	March 31, 2021	March 31, 2020
Equity compensation expense	$95,730	$59,016	$1,701
Deferred tax benefit (expense) recognized	$(2,326)	$7,336	$166
Actual tax benefit recognized	$34,008	$6,067	$152

Upon closing of the UHG Transaction, existing awards will generally convert to equivalent UHG awards with consistent vesting provisions. Certain awards will vest upon closing of the UHG Transaction per the terms of the UHG Agreement.

19. Retirement Plans and Other Postretirement Benefits

Defined Contribution Plans

Employees may participate in one of our 401(k) plans, which provide for matching contributions. Expenses related to these 401(k) plans were $30,780 and $30,931 for the years ended March 31, 2022, and 2021, respectively, and were immaterial for the year ended March 31, 2020.

Deferred Compensation Plans

Certain of our employees are eligible to participate in deferred compensation plans. Pursuant to these deferred compensation plans, certain executives and other highly compensated employees may defer a portion of their salaries and incentive compensation at their discretion.

The following table summarizes the liabilities related to this plan:

Balance Sheet Location	March 31, 2022	March 31, 2021
Accrued expenses	$1,567	$1,746
Other long-term liabilities	24,311	18,860
Total deferred compensation	$25,878	$20,606

Post-employment Benefits

We generally offer post-employment benefits to its employees in the case of certain employee termination events consisting of severance and outplacement services. The extent of such benefits varies based on employee title and accumulates based on the respective employee’s years of service. Due to the episodic nature of severance benefit history and the inability to reasonably predict future termination events, no accrual for accumulating severance benefits is accrued until the point that the payment of a severance benefit is probable and can be reasonably estimated. As of March 31, 2022 and 2021, we recognized liabilities related to these benefits of $1,845 and $1,960, respectively.

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

Under the tax receivable agreements assumed in connection with the Merger, we are obligated to make payments to certain parties to the tax receivable agreements as well as to affiliates of The Blackstone Group, Inc., some of whom are considered related parties. The cash payments made are equal to 85% of the applicable cash savings realized or expected to be realized for the applicable tax receivable agreements. As a portion of the payments are due to current owners, we have separately presented the estimated aggregated payments due to related parties in future fiscal years in the table below.

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

Future Tax Receivable Agreement Payments

Based on facts and circumstances at March 31, 2022, we estimate the aggregate payments due under our tax receivable agreements in future fiscal years to be as follows:

	Related Party Tax Receivable Agreements	McKesson Tax Receivable Agreement	Other Tax Receivable Agreements	Total
2023	$13,057	$25,042	$11,660	$49,759
2024	29,560	15,092	15,120	59,772
2025	29,055	38,184	14,528	81,767
2026	48,559	16,108	19,868	84,535
2027	8,620	32,093	9,359	50,072
Thereafter	41,037	34,950	37,164	113,151
Gross expected payments	169,888	161,469	107,699	439,056
Less: Amounts representing discount	(51,968)	—	(29,704)	(81,672)
Total tax receivable agreement obligations	117,920	161,469	77,995	357,384
Less: Current portion due	(13,057)	(25,042)	(11,660)	(49,759)
Tax receivable agreement long-term obligations	$104,863	$136,427	$66,335	$307,625

The timing and/or amount of aggregate payments due may vary based on a number of factors, including the amount of net operating losses and income tax rates. The amount of aggregate payments shown above do not reflect any potential impacts from the UHG Transaction.

21. Income Taxes

The income (loss) before income tax provision (benefit) includes the following components:

	Year Ended	Year Ended	Year Ended
	March 31, 2022	March 31, 2021	March 31, 2020
Domestic (U.S.)	$(129,858)	$(145,328)	$(1,091,272)
Foreign	23,857	(2,069)	421
Total	$(106,001)	$(147,397)	$(1,090,851)

The income tax provision (benefit) was as follows:

	Year Ended	Year Ended	Year Ended
	March 31, 2022	March 31, 2021	March 31, 2020
Current:
U.S. Federal	$(3,232)	$2,515	$—
U.S. State	(577)	5,805	466
Foreign	4,256	2,789	102
Current income tax provision (benefit)	447	11,109	568
Deferred:
U.S. Federal	(27,514)	(47,052)	(113,523)
U.S. State	(21,340)	(1,249)	(30,297)
Foreign	(204)	2,005	(2)
Deferred income tax provision (benefit)	(49,058)	(46,296)	(143,822)
Total income tax provision (benefit)	$(48,611)	$(35,187)	$(143,254)

Effective Tax Rate

The reconciliation between the federal statutory rate and the effective income tax rate is as follows:

	Year Ended	Year Ended		Year Ended
	March 31, 2022	March 31, 2021		March 31, 2020
Statutory U.S. federal tax rate	21.0%	21.0%		21.0%
State income taxes (net of federal benefit)	16.3	(2.7)		2.1
Research and development credit	9.1	11.0		0.2
Equity compensation	5.2	(1.3)	—	—	—
Transaction Costs	(6.6)	—		—
Foreign income taxes	(1.0)	(1.5)	—	—	—
Gain on sale of business	—	(4.4)	—	—	—
eRx option	—	2.9	—	—	—
Change in fair value of equity based awards	—	—		(1.2)
Look through accounting policy election	—	—		2.1
Goodwill impairment charge	—	—		(10.8)
Other	1.9	(1.2)		(0.3)
Effective income tax rate	45.9%	23.8%		13.1%

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

Significant components of our deferred tax assets (liabilities) were as follows:

	March 31, 2022	March 31, 2021
Depreciation and amortization	$(964,820)	$(1,046,755)
Net operating losses	249,839	299,606
Tax receivable agreements obligations to related parties	69,564	67,633
Fair value of interest rate cap agreements	(6,574)	1,466
Accruals and reserves	43,599	60,661
Tax credits	46,083	38,138
Debt discount and interest	(3,264)	(6,594)
Equity compensation	28,218	38,289
Valuation allowance	(22,076)	(20,238)
163(j) Business interest expense limitation	13,862	2,056
Accounting method change (ASC 606 adoption)	(1,390)	(23,315)
Right of use asset	(16,817)	(24,262)
Right of use liability	18,807	27,377
Residual deferred tax asset	5,449	5,518
Accounts receivable	5,375	6,107
Other	(1,074)	(2,779)
Net deferred tax assets (liabilities)	$(535,219)	$(577,092)
Reported as:
Non-current deferred tax assets	28,387	28,199
Non-current deferred tax liabilities	(563,606)	(605,291)
Net deferred tax assets (liabilities)	$(535,219)	$(577,092)

At March 31, 2022, we had net operating loss carryforwards for federal and state income tax purposes of $836,227 and $1,365,807, respectively, which expire from 2032 through 2037 and 2023 through 2041, respectively. At March 31, 2022, we had operating loss carryforwards for foreign tax purposes of $6,337, certain of which expire starting in 2024. A portion of net operating loss carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods due to “change of ownership” provisions; however, we do not believe the limitation will impact our ability to utilize the net operating loss carryforwards.

At March 31, 2022, we had research and development (“R&D”) tax credit carryforwards for federal and state income tax purposes of $43,862 and $1,849, respectively. The federal credits expire from 2038 through 2042, while all of the state credits have an indefinite carryforward period. We use the flow-through method to account for investment tax credits on eligible research and development expenditures. Under this method, the investment tax credits are recognized as a reduction to income tax expense or increase in income tax benefit in the year they are earned.

We believe that it is more likely than not that the benefit from certain state and foreign net operating loss carryforwards, foreign tax credits, and a residual deferred tax asset recorded under the look through approach will not be realized. In recognition of this risk, we have recorded a valuation allowance of $16,627 on the deferred tax assets related to these net operating loss carryforwards and foreign tax credits and a valuation allowance of $5,449 on the residual deferred tax asset. If recognized, the tax benefits related to any reversal of the valuation allowance on deferred tax assets will be accounted for as a reduction of income tax expense of $22,076.

Unrecognized Tax Benefits

The federal, state and foreign net operating loss carryforwards and R&D tax credits within the income tax returns filed included unrecognized tax benefits. The deferred tax assets recognized for those net operating losses and R&D tax credits are presented net of unrecognized tax benefits.

A reconciliation of unrecognized tax benefits is as follows:

	Year Ended	Year Ended
	March 31, 2022	March 31, 2021
Beginning unrecognized benefit	$64,110	$56,177
Decreases from prior period tax positions	(891)	—
Increases from prior period tax positions	—	3,010
Increases from current period tax positions	4,346	4,923
Increases from acquisition	—	—
Ending unrecognized benefit	$67,565	$64,110

If the above unrecognized tax benefits were recognized, $57,723 would affect the effective income tax rate.

We recognize interest income and expense (if any) related to income taxes as a component of income tax expense. We recognized interest and penalties of $42, $121, and $138 for the years ended March 31, 2022, 2021 and 2020, respectively.

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

In addition, the CARES Act accelerates the remaining alternative minimum tax (“AMT”) credit refund allowances resulting in taxpayers being able to immediately claim a refund in full for any AMT credit carryforwards. The Company accelerated the receipt of the AMT credit refund of $869, which the Company credited as an overpayment to future tax years.

22. Net Income (Loss) Per Share

The following table sets forth the computation of net income (loss) per share of common stock:

	Years Ended March 31,
	2022	2021	2020
Basic net income (loss) per share:
Numerator:
Net income (loss)	$(57,390)	$(112,210)	$(947,597)
Denominator:
Weighted average common shares outstanding	310,834,905	304,406,531	123,387,547
Minimum shares issuable under purchase contracts	13,161,695	16,365,258	13,609,077
Total weighted average shares outstanding	323,996,600	320,771,789	136,996,624
Basic net income (loss) per share	$(0.18)	$(0.35)	$(6.92)
Diluted net income (loss) per share:
Numerator:
Net income (loss)	$(57,390)	$(112,210)	$(947,597)
Denominator:
Number of shares used in basic computation	323,996,600	320,771,789	136,996,624
Weighted average effect of dilutive securities	—	—	—
Total weighted average shares outstanding	323,996,600	320,771,789	136,996,624
Diluted net income (loss) per share	$(0.18)	$(0.35)	$(6.92)

Due to their antidilutive effect, the following securities have been excluded from diluted net income (loss) per share:

	Years Ended March 31,
	2022	2021	2020

Restricted Share Units	4,507,388	—	1,345,211
Time-Vesting Options	1,614,649	932,968	1,259,594
Deferred Stock Units	160,154	99,964	20,371
Performance Stock Units	100,893	—	—
Dilutive shares issuable under purchase contracts	—	1,184,993	1,829,437

23. Commitments

Wipro Commitment

In February 2018, the Joint Venture entered into an agreement with Wipro, LLC and Wipro Limited (jointly, “Wipro”). The original term of the agreement is ten years, with three one-year renewal options. We initially committed to purchase services from Wipro throughout the ten-year term in an aggregate amount of $1,000,000. Subsequently, in March 2020, the commitment was reduced to $975,000. Under the agreement, Wipro will provide professional services for information technology (including infrastructure, application development and maintenance), business process outsourcing, call center services and similar services. The commitment amount may be reduced if certain events occur. If we have not fully satisfied the commitment by the end of the initial ten-year term, we are required to pay Wipro 25% of the shortfall. During the years ended March 31, 2022 and 2021, we purchased services in the amount of $75,869 and $80,071, respectively. Purchased services were immaterial for the year ended March 31, 2020.

In connection with the agreement, we have incurred and expect to continue to incur severance costs related to the transition of services currently performed by us to Wipro. We record severance liabilities when we can reliably estimate the timing and amount of such future severance costs. Accrued severance costs associated with Wipro were not material as of March 31, 2022 and 2021.

Minimum Commitments

Future minimum commitments by fiscal year as of March 31, 2022 consist of the following:

	Payments by Period
	Total	2023	2024	2025	2026	2027	Thereafter
Operating lease obligations (1)	$87,231	$26,035	$18,925	$13,837	$9,586	$7,204	$11,644
Finance lease obligations	1,327	468	468	391	—	—	—
Purchase obligations (2)	1,047,479	220,237	219,697	198,737	148,512	130,240	130,056
Total contractual obligations	$1,136,037	$246,740	$239,090	$212,965	$158,098	$137,444	$141,700

(1)We expect to receive $1,086 in the future under noncancelable subleases. See Note 7, Leases.

(2)Amounts reflect our best estimate of the timing of future payments in instances when our commitment is for an aggregate amount of purchases over a multi-year period rather than specific annual commitments.

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

In addition, on February 24, 2022, the U.S. Department of Justice (“DOJ”) and certain other parties (including the Attorneys General for the States of New York and Minnesota) filed suit in the U.S. District Court for the District of Columbia to block the UHG Transaction. That action, which is captioned U.S. et al., v. UnitedHealth Group Inc., et al., No. 22-cv-00481 (DDC), remains pending and is scheduled to begin trial on August 1, 2022.

Government Subpoenas and Investigations

From time to time, we may receive subpoenas or requests for information from various government agencies. We generally respond to such subpoenas and requests in a cooperative, thorough and timely manner. These responses sometimes require time and effort and can result in considerable costs being incurred by the Company. Such subpoenas and requests also can lead to the assertion of claims or the commencement of civil or criminal proceedings against us and other members of the healthcare industry, as well as to settlements.

Other Matters

In the ordinary course of business, we are involved in various other claims and legal proceedings. While the ultimate resolution of these matters has yet to be determined, we do not believe that it is reasonably possible that their outcomes will have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

25. Related Party Transactions

Term Loans Held by Related Party

Certain investment funds managed by GSO Capital Partners LP (the “GSO-managed funds”) held a portion of the term loans under our Senior Credit Facilities. GSO Advisor Holdings LLC (“GSO Advisor”) is the general partner of GSO Capital Partners LP and Blackstone, indirectly through its subsidiaries, holds all of the issued and outstanding equity interests of GSO Advisor. As of March 31, 2022 and March 31, 2021, the GSO-managed funds held $191,049 and $162,189, respectively, in principal amount of the Senior Credit Facilities (none of which is classified within current portion of long-term debt).

Transactions with Blackstone Portfolio Companies

We provide various services to, and purchase services from, certain Blackstone portfolio companies under contracts that were executed in the normal course of business. The following is a summary of revenue recognized and amounts paid related to service provided to and from Blackstone portfolio companies:

	Year Ended
	March 31,
	2022	2021
Revenue recognized related to services provided	$6,930	$3,792
Amount paid related to services received	$17,369	$18,057

The revenue recognized and amounts paid were immaterial for the year ended March 31, 2020.

Employer Healthcare Program Agreement with Equity Healthcare

Effective January 1, 2021, we entered into an employer health program agreement with Equity Healthcare LLC (“Equity Healthcare”), an affiliate of Blackstone, whereby Equity Healthcare provides certain negotiating, monitoring and other services in connection with certain of our health benefit plans. In consideration for Equity Healthcare’s services, we paid a fee of $3.00 per participating employee per month. Effective January 1, 2022, we pay a fee of $3.25 per participating employee per month.

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

Transition Services Agreements

In connection with the creation of the Joint Venture, we entered into transition services agreements with eRx. Under the agreements, we provided certain transition services to eRx in exchange for specified fees. Prior to the acquisition of eRx, we recognized $283 in transition fee income during the year ended March 31, 2021. The amounts received are included in Other, net in the consolidated statement of operations. Transition fee income was immaterial for the year ended March 31, 2020.

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

Segment Results

Revenue and adjusted EBITDA for each of the reportable segments for the years ended March 31, 2022 and 2021 are shown below. Information is reflected in the manner utilized by management to make operating decisions, assess performance and allocate resources. Such amounts include allocations of corporate shared services functions that are essential to the core operations of the reportable segments. Segment assets and related depreciation expenses are not presented to management for purposes of operational decision making, and therefore are not included in the accompanying tables.

	Year Ended	Year Ended
	March 31, 2022	March 31, 2021
Segment Revenue
Software and Analytics	$1,612,931	$1,534,926
Network Solutions	868,425	717,843
Technology-Enabled Services	924,472	869,349
Postage and Eliminations (1)	82,727	96,533
Purchase Accounting Adjustment (2)	(7,740)	(128,230)
Net Revenue	$3,480,815	$3,090,421
Segment Adjusted EBITDA
Software and Analytics	$561,994	$526,129
Network Solutions	446,378	377,005
Technology-Enabled Services	62,679	31,031
Adjusted EBITDA	$1,071,051	$934,165

Reconciliation of income (loss) before tax provision (benefit) to Adjusted EBITDA
Income (loss) before income tax provision (benefit)	$(106,001)	$(147,397)
Amortization of capitalized software developed for sale	3,509	1,326
Depreciation and amortization	681,808	591,048
Interest expense	234,244	245,241
Equity compensation	95,730	59,016
Acquisition accounting adjustments	(11,839)	109,743
Acquisition and divestiture-related costs	41,120	19,709
Integration and related costs	26,803	40,675
Strategic initiatives, duplicative and transition costs	46,041	21,841
Severance costs	10,178	13,184
Accretion and changes in estimate, net	25,276	11,644
Impairment of long-lived assets and other	4,958	18,190
Loss on extinguishment of debt	3,885	8,924
Gain on sale of businesses	—	(59,143)
Contingent consideration	—	(3,000)
Other non-routine, net	15,339	3,164
Adjusted EBITDA	$1,071,051	$934,165

(1)Revenue for the Postage and Eliminations segment includes postage revenue of $219,612 and $196,532 for the years ended March 31, 2022 and 2021, respectively.

(2)Amount reflects the impact to deferred revenue resulting from the Merger which reduced revenue recognized during the period.

Prior to the Merger, the Company had minimal operations outside of the investment in the Joint Venture and the Company’s standalone operating results were not utilized by management to make operating decisions, assess performance, or allocate resources. The Company’s chief operating decision maker (“CODM”) and management team, which was the same CODM and management team as of the Joint Venture, did not request or review financial results of the consolidated Company for the period from the date of the Merger through March 31, 2020. As such, the Company reported its results as a single reportable segment for the year ended March 31, 2020.

27. Accumulated Other Comprehensive Income (Loss)

The following is a summary of the accumulated other comprehensive income (loss) activity. Prior to the Merger, the activity in Accumulated other comprehensive income (loss) reflects the Company’s proportionate share of the Joint Venture’s accumulated other comprehensive income (loss), net of taxes.

		Foreign		Accumulated
	Available	Currency		Other
	For Sale	Translation	Cash Flow	Comprehensive
	Debt Security	Adjustment	Hedge	Income (Loss)
Balance at March 31, 2019	$—	$(1,565)	$(1,691)	$(3,256)
Cumulative effect of accounting change of the Joint Venture-ASU 2018-02	—	—	422	422
Unrealized gain (loss) on available for sale debt securities of the Joint Venture	1,045	—	—	1,045
Realized gain (loss) on available for sale debt securities of the Joint Venture	(1,045)	—	—	(1,045)
Change associated with foreign currency translation	—	(5,519)	—	(5,519)
Change associated with current period hedging, net of taxes of $607	—	—	981	981
Balance at March 31, 2020	$—	$(7,084)	$(288)	$(7,372)
Change associated with foreign currency translation	—	21,324	—	21,324
Change associated with current period hedging, net of taxes of ($1,033)	—	—	(3,823)	(3,823)
Reclassification into earnings	—	(110)	1,202	1,092
Balance at March 31, 2021	$—	$14,130	$(2,909)	$11,221
Change associated with foreign currency translation	—	3,741	—	3,741
Change associated with current period hedging, net of taxes of $7,347	—	—	18,216	18,216
Reclassification into earnings	—	—	1,938	1,938
Balance at March 31, 2022	$—	$17,871	$17,245	$35,116

Effective April 1, 2019, the Joint Venture adopted ASU No. 2018-02, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. The adoption of this update resulted in a reclassification between Accumulated other comprehensive income (loss) and Accumulated deficit.

28. Subsequent Events

Segment Changes

During the first quarter of fiscal year 2023, we made certain changes in the way we manage our business and view operating results. Specifically, we made the following changes:

•Established the Imaging Solutions business as a standalone reportable segment under its own general manager, reporting directly to our chief executive officer. This business was previously presented within the Software & Analytics reportable segment.

•Shifted responsibility for certain products from one reportable segment to another to better align our portfolio of service offerings, which will impact the Technology-Enabled Services, Network Solutions, and Software & Analytics reportable segments.

Segment information presented in future periods will reflect the above changes, including retrospective adjustment to any historical segment information presented.

Equity Compensation

During the first quarter of fiscal year 2023, we granted approximately 5.1 million RSUs to our employees under the Omnibus Incentive Plan. The RSUs are subject to a graded vesting schedule over three years in which the awards vest on a quarterly basis. Upon vesting, the RSUs are exchanged for shares of common stock. Aggregate unrecognized compensation expense related to these awards is approximately $122,000.

During the first quarter of fiscal year 2023, the terms of the exit-vesting options were modified to permit, in addition to existing vesting provisions, vesting to occur in three equal annual installments on June 30, 2022, 2023 and 2024. Upon modification, aggregate unrecognized compensation expense related to these awards is approximately $51,000. Expense is expected to be recognized for these awards over the modified vesting period, subject to other existing vesting conditions (i.e., Blackstone selling its interests).

Debt Repayment

In May 2022, we made a voluntary repayment on the Senior Notes of $100,000 and recorded a loss on extinguishment of debt of approximately $390.0.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosures.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving their desired control objectives. Based on the evaluation of disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2022. In making this assessment, we used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment, management concluded that, as of March 31, 2022, we maintained effective internal control over financial reporting.

Deloitte & Touche LLP, our independent registered public accounting firm, has audited our internal control over financial reporting as of March 31, 2022, as stated in the Report of Independent Registered Public Accounting Firm, which is included in this Annual Report.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2022, there have been no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our definitive proxy statement for our next Annual Meeting of Stockholders, to be filed with the SEC no later than 120 days subsequent to March 31, 2022.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our definitive proxy statement for our next Annual Meeting of Stockholders, to be filed with the SEC no later than 120 days subsequent to March 31, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our definitive proxy statement for our next Annual Meeting of Stockholders, to be filed with the SEC no later than 120 days subsequent to March 31, 2022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our definitive proxy statement for our next Annual Meeting of Stockholders, to be filed with the SEC no later than 120 days subsequent to March 31, 2022.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our definitive proxy statement for our next Annual Meeting of Stockholders, to be filed with the SEC no later than 120 days subsequent to March 31, 2022.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

a)Financial Statements – The consolidated financial statements and related notes, together with the report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, appear in Part II, Item 8 Financial Statements and Supplementary Data, on this Form 10-K.

b)Financial Statement Schedules – All schedules have been omitted as they are not required, or the required information is shown in the financial statements or notes thereto.

c)Exhibits – The exhibits listed on the accompanying Exhibit Index are filed, furnished or incorporated by reference (as stated therein) as part of this Annual Report.

Exhibit Index

\

Exhibit No.	Description
2.1

Agreement and Plan of Merger, dated as of December 20, 2016, among Change Healthcare Inc. (formerly HCIT Holdings, Inc.), McKesson Corporation and PF2 SpinCo, Inc. (formerly PF2 SpinCo LLC) (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4 filed on February 4, 2020)

2.2

Agreement of Contribution and Sale, dated as of June 28, 2016, by and among McKesson Corporation, Change Healthcare Inc. (formerly HCIT Holdings, Inc.), Change Healthcare Performance, Inc. (formerly Change Healthcare, Inc.), PF2 NewCo LLC, PF2 NewCo Intermediate Holdings, LLC, PF2 NewCo Holdings, LLC, Change Aggregator L.P. and H&F Echo Holdings, L.P. (incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-4 filed on February 4, 2020)

2.3

Amendment No.  1 to Agreement of Contribution and Sale, dated as of March  1, 2017, by and among Change Healthcare Inc. (formerly HCIT Holdings, Inc.), Change Healthcare Performance, Inc. (formerly Change Healthcare, Inc.), Change Healthcare LLC (formerly PF2 NewCo LLC), Change Healthcare Intermediate Holdings, LLC (formerly PF2 NewCo Intermediate Holdings, LLC), Change Healthcare Holdings, LLC (formerly PF2 NewCo Holdings, LLC), certain affiliates of The Blackstone Group, L.P., certain affiliates of Hellman & Friedman LLC and McKesson Corporation (incorporated by reference to Exhibit 2.3 to the Company’s Registration Statement on Form S-4 filed on February 4, 2020)

2.4

Separation and Distribution Agreement, dated as of February 10, 2020, by and between McKesson Corporation, PF2 SpinCo, Inc., Change Healthcare Inc., Change Healthcare LLC, Change Healthcare Intermediate Holdings, LLC and Change Healthcare Holdings, LLC (incorporated by reference to Exhibit 2.4 to the Company’s Registration Statement on Form S-4 filed on February 4, 2020)

2.5

Agreement and Plan of Merger, dated as of January 5, 2021, by and among Change Healthcare Inc., UnitedHealth Group Incorporated and Cambridge Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 6, 2021)

2.6

Waiver, dated as of April 4, 2022, between UnitedHealth Group Incorporated, Cambridge Merger Sub Inc. and Change Healthcare Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 5, 2022)

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
99.1

The following financial information of Change Healthcare LLC: (i) Consolidated Statements of Operations for the fiscal years ended March 31, 2020, 2019 and 2018; (ii) Consolidated Statement of Comprehensive Income (Loss) for the fiscal years ended March 31, 2020, 2019 and 2018; (iii) Consolidated Balance Sheets at March 31, 2020 and 2019; (iv) Consolidated Statement of Members’ Equity (Deficit) for the fiscal years ended March 31, 2020, 2019 and 2018; (v) Consolidated Statements of Cash Flow for the fiscal years ended March 31, 2020, 2019 and 2018; and (vi) Notes to Change Healthcare LLC’s Consolidated Financial Statements (incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021)

99.2

Supplemental Information of Change Healthcare LLC for fiscal years ended March 31, 2020 and 2019 (incorporated by reference to Exhibit 99.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021)

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

:
CHANGE HEALTHCARE INC.
Date: May 26, 2022	By:	/s/ Neil E. de Crescenzo
Neil E. de Crescenzo Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 26, 2022	By:	/s/ Fredrik Eliasson
Fredrik Eliasson
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

Date: May 26, 2022	By:	/s/ Paul Rareshide
Paul Rareshide
Senior Vice President, Corporate Controller
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Neil E. de Crescenzo Neil E. de Crescenzo	Chief Executive Officer and Director (Principal Executive Officer)	May 26, 2022

/s/ Nella Domenici Nella Domenici	Director	May 26, 2022

/s/ Nicholas L. Kuhar Nicholas L. Kuhar	Director	May 26, 2022

/s/ Howard L. Lance Howard L. Lance	Director	May 26, 2022

/s/ Diana L. McKenzie Diana L. McKenzie	Director	May 26, 2022

/s/ Phillip M. Pead Philip M. Pead	Director	May 26, 2022

/s/ Phillip W. Roe Phillip W. Roe	Director	May 26, 2022

/s/ Bansi Nagji Bansi Nagji	Director	May 26, 2022

/s/ Neil P. Simpkins Neil P. Simpkins	Director	May 26, 2022

/s/ Robert J. Zollars Robert J. Zollars	Director	May 26, 2022

/s/ Fredrik Eliasson Fredrik Eliasson	Chief Financial Officer (Principal Financial Officer)	May 26, 2022

/s/ Paul Rareshide Paul Rareshide	SVP, Corporate Controller (Principal Accounting Officer)	May 26, 2022