Form 10-K/A
period 2022-03-31
Change Healthcare Inc.
filed 2022-07-29
CIK 1756497

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
None.

EXPLANATORY NOTE
This Amendment No. 1 on Form
10-K/A
(this “Form
10-K/A”)
amends the Annual Report on Form
10-K
(the “Initial Form
10-K,”
and as amended by this Form
10-K/A,
the “Form
10-K”)
of Change Healthcare Inc. (the “Company,” “Change Healthcare,” “our,” or “we”) for the fiscal year ended March 31, 2022, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 26, 2022. This Form
10-K/A
is being filed to amend Part III to include information required by Items 10 through 14. This information was previously omitted from the Initial Form
10-K
in reliance on General Instruction G(3) to Form
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
10-K.

Item 10. Directors, Executive Officers and Corporate Governance
Directors
Our Board of Directors (the “Board”) consists of ten members. Set forth below is information as to the principal occupation of each Director during at least the past five years, the other public company directorships and the experience, qualifications, and skills that, in the opinion of the Nominating and Corporate Governance Committee and the Board, provide an appropriate mix of experience and skills relevant to the size and nature of our business and make the individual qualified to serve as a Director of the Company.

Neil E. de Crescenzo

Age: 60 Director since: 2017 Other Public Boards: 0
Occupation:

•
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

Experience:

•
   Mr. de Crescenzo has served as President and Chief Executive Officer of Change Healthcare since 2017. Prior to joining Change Healthcare, he served as Chief Executive Officer and a member of the board of directors of Legacy Change Healthcare from 2013 to the closing of the Joint Venture Transactions in 2017. Prior to Change Healthcare, he served as Senior Vice President and General Manager of Oracle’s Global Health Sciences business from 2006 to 2013. Prior to that, he spent a decade at IBM Corporation from 1996 to 2006.

•
   He currently serves on the Advisory Board of the Middle Tennessee American Heart Association, the board of directors of the Nashville Health Care Council and the executive committee of the board of directors of the Healthcare Leadership Council.

Howard L. Lance

Age: 66 Director since: 2017 Independent Chairman of the Board Other Public Boards: 3
Occupation:

•
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

Experience:

•
   Mr. Lance was appointed Chairman of the Board of Directors of Change Healthcare in 2020, following the completion of the split-off
of McKesson Corporation’s ownership interest in Change Healthcare. He also serves as Chairman of the board of directors of Summit Materials. He began serving on the board of Summit Materials in 2012 and was appointed Chairman of the board of directors in 2013. In February 2021, Mr. Lance was appointed as a director of New Vista Acquisition Corp., a special purpose acquisition company focused on emerging technologies for aerospace and defense markets. In June 2022, Mr. Lance was appointed to the board of directors of Mercury Systems, a leading defense electronics firm. In addition, Mr. Lance served on the board of directors for legacy Change Healthcare from 2012 to 2013 and was chairman of the board from 2013 to 2017.

•
   Mr. Lance served as Executive Advisor to Blackstone between 2012 and 2016.

•
   He previously served as President and Chief Executive Officer of Maxar Technologies from 2016 to 2019. He also served as Chairman, President and Chief Executive Officer of Harris Corporation from 2003 to 2011.

•
   Mr. Lance served as a director on the boards of Ferrovial S.A. from 2014 to 2016, Eastman Chemical Company from 2005 to 2014, Stryker Corporation from 2009 to 2014, and Aviat Networks from 2007 to 2009.

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

Nella Domenici

Age: 61 Director since: 2020 Independent Committee Assignments: • Audit, Compliance Other Public Boards: 1
Occupation:

•  Former Chief Financial Officer, Dataminr

Director Highlights:

Ms. Domenici is a
C-suite
executive, board director, and philanthropist.

Experience:

•
   During 2020 and 2021, Ms. Domenici was the Chief Financial Officer and a member of the Executive Committee at Dataminr, a leading high-growth artificial intelligence company that is late-stage venture backed. In her senior executive role, Ms. Domenici was responsible for legal, compensation, strategy, accounting, financial planning and analysis, investor relations, corporate finance, fundraising, capital structure, tax M&A and partnership, and real estate and workplace operations.

•
   Ms. Domenici serves on the board of directors of AllianceBernstein and on AllianceBernstein’s Audit and Risk committee, a position she has held since early 2020.

•
   She previously served as Chief Financial Officer and a member of the Operating Committee from 2015 to 2018 at Bridgewater Associates, a hedge fund with more than $140 billion in assets under management. Her responsibilities included accounting, budgeting, revenue management, corporate finance and capital structure, tax, shareholder services, strategic initiatives, compensation, and technology investment. From 2012 to 2015, Ms. Domenici was a strategic advisor to Bridgewater’s Management Committee focusing on evolving governance, board and leadership initiatives.

•
   Prior to joining Bridgewater, she held senior managerial, investment banking and strategic positions including: Citadel Investment Group, where she was a member of the Management Committee focusing on strategy and planning; Credit Suisse, where she was Head of Middle Market Mergers and Acquisitions; and The Monitor Consulting Group, where she focused on healthcare. In addition, she is a proven entrepreneur, having founded a successful consulting firm that advised family-owned, private equity, venture-backed and real estate companies.

•
   Ms. Domenici is a dedicated advocate and champion in the areas of education, healthcare, and economic development. She co-founded
the Excellent Schools of New Mexico, a leading nonprofit organization that supports charter schools in underserved communities, and serves on the Board of Regis High School in New York City, the county’s premier full-scholarship Jesuit college preparatory institution. In addition, she is on the board of Los Alamos National Laboratory Foundation, which is dedicated to improving education. Ms. Domenici previously served on the Board of One World Surgery, which provides access to quality surgical care globally. She was also a member of the Bipartisan Policy Center Behavioral Health Integration Task Force, where she championed initiatives addressing mental illness across the country. She currently serves on the advisory board of the International
Folk-Art
Market, which generates economic opportunities for folk artists worldwide, particularly women in developing countries.

•
   Ms. Domenici graduated with an M.B.A. from Harvard Business School, where she was a Baker Scholar, and earned her J.D. from Georgetown University Law Center.

Nicholas L. Kuhar

Age: 36 Director since: 2019 Independent Committee Assignments: • Compensation, Nominating & Corporate Governance Other Public Boards: 0
Occupation:

•  Managing Director, Blackstone Inc.

Director Highlights:

Mr. Kuhar has significant financial and investment experience and strategic skills gained through his experience with Blackstone portfolio companies.

Experience:

•
   Mr. Kuhar is a Managing Director at Blackstone in the Private Equity Group, a position he has held since 2021. From 2014 until 2021, he was a Principal at Blackstone in the Private Equity Group.

•
   He serves on the board of directors of private companies MB Aerospace and Signature Aviation.

•
   Prior to Blackstone, Mr. Kuhar was at Bain Capital, where he evaluated and executed private equity investments across several industries in the U.S. and Japan.

•
   Mr. Kuhar’s previous experience includes McKinsey & Company, where he was a member of the Corporate Finance practice.

•
   He served on the board of directors of privately-held HealthMarkets, Inc.

Diana McKenzie

Age: 57 Director since: 2019 Independent Committee Assignments: • Audit, Compliance Other Public Boards: 2
Occupation:

•  Former Global Chief Information Officer, Workday, Inc.

Director Highlights:

Ms. McKenzie brings over three decades of significant management, technology, and healthcare industry experience to the Board. She is a technology leader and innovator with deep digital, technology, cybersecurity, regulation, and global operations experience and has directed teams for large biotechnology and pharmaceutical companies.

Experience:

•
   Ms. McKenzie has served as a Special Advisor of Brighton Park Capital since 2019. She has been an Executive in Residence at Metis Strategy, a management and strategy consulting firm since 2019. Ms. McKenzie is an Executive Advisor to World50’s CIO community and remains active as a CIO advisory council member for several VC firms.

•
   She was appointed to the board of directors of Vertex Pharmaceuticals in June 2020 and also serves on the board of MetLife and on MetLife’s audit and finance and risk committees, a position she has held since 2018. She also joined the board of directors of Paradox, a private company, in July 2020.

•
   She previously served as the first ever Global Chief Information Officer of Workday from 2016 to 2019 where she led the global business technology (IT) and security organization on a best-in-class
journey that fueled the company’s business growth to nearly double in size while preserving their values-based culture

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

Bansi Nagji

Age: 57 Director since: 2017 Independent Committee Assignments: • Compensation, Nominating & Corporate Governance Other Public Boards: 0
Occupation:

•  President, Healthcare, GoodRx, Inc.

Director Highlights:

Mr. Nagji brings over 25 years of experience in healthcare, global strategic planning and development, growth management, innovation, and corporate M&A, and is a recognized thought leader.

Experience:

•
   Mr. Nagji previously served as Executive Vice President of Corporate Strategy and Business Development for McKesson Corporation, a position he held from 2015 to 2020. He was responsible for guiding strategy development with McKesson’s business unit leaders, leading mergers and acquisitions, and helping to foster innovation across the company.

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

•
   Mr. Nagji has authored several papers and articles on the topic of innovation, including articles for
Harvard Business Review, Pharmaceutical Executive, The Conference Board Review,
and
Rotman Magazine.

•
   Mr. Nagji has been recognized multiple times by EMpower as a senior executive role model for minorities in the workplace. He is also an active supporter of several not-for-profit
organizations.

Philip M. Pead

Age: 69 Director since: 2017 Independent Committee Assignments: • Audit, Compliance (Chair) Other Public Boards: 1
Occupation:

•  Managing Partner, Beacon Point Partners, LLC

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

•
   In March 2021, Mr. Pead was appointed as a director of Agile Growth Corp, a special purpose acquisition company, and also serves as chair of the audit committee. In addition, Mr. Pead serves on the board of Modernizing Medicine, Inc., a private company, a position he has held since 2018, where he is the chair of the compliance committee and a member of the compensation committee.

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

Phillip W. Roe

Age: 61 Director since: 2017 Independent Committee Assignments: • Audit (Chair), Compliance Other Public Boards: 0
Occupation:

•  Senior Advisor, Investment Committee, Martin Ventures, LLC

Director Highlights:

Mr. Roe brings over 20 years of experience in the healthcare industry as a former chief executive officer and chief financial officer. He brings to Change Healthcare extensive leadership, financial, and accounting experience.

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

•
   Mr. Roe served as Senior Vice President of Finance at Tenet Healthcare from 2013 to 2015, following Tenet’s acquisition of Vanguard Health Systems. At Vanguard Health Systems, he served as the Executive Vice President, Chief Financial Officer and Treasurer from 2007 to 2013 until it was acquired by Tenet.

•
   Prior to that, he was the Chief Accounting Officer of Vanguard Health Systems.

Neil P. Simpkins

Age: 55 Director since: 2017 Independent Committee Assignments: • Compensation (Chair), Nominating & Corporate Governance Other Public Boards: 2
Occupation:

•
   Executive Advisor, Blackstone Inc.

Director Highlights:

Mr. Simpkins brings over two decades of significant financial and investment experience and executive management and strategic skills gained through his experience with Blackstone portfolio companies, along with deep institutional knowledge coupled with his additional board experience with several private and public companies.

Experience:

•
   Mr. Simpkins is an Executive Advisor at Blackstone. Prior to that role, he served as a Senior Managing Director at Blackstone in the Private Equity Group from 1998 to 2022 and had global responsibility for portfolio management activities and investments in the healthcare services and industrial sectors.

•
   Mr. Simpkins serves as Chairman of the board of directors of Gates Corporation in addition to serving on the board of Team Health, a private company.

•
   Previously, he served on the board of directors for legacy Change Healthcare from 2011 to 2017, and he was Chairman of the Board from 2011 to 2013.

•
   Before joining Blackstone, Mr. Simpkins was a Principal at Bain Capital. Prior to joining Bain Capital, Mr. Simpkins was a consultant at Bain & Company in the Asia Pacific region and in London.

•
   He serves as Chairman of Americans for Oxford, Inc., Oxford University’s primary charitable organization in North America. Mr. Simpkins is also a Trustee of the Brooklyn Museum and serves as the Treasurer.

Robert J. Zollars

Age: 65 Director since: 2017 Independent Committee Assignments: • Nominating & Corporate Governance (Chair), Compensation Other Public Boards: 1
Occupation:

•
   Senior Advisor, Frazier Healthcare Partners LLC

Director Highlights:

Mr. Zollars brings over three decades of management and industry experience, having led a number of healthcare companies. He also has substantial governance experience as a National Association of Corporate Directors Board Leadership fellow and having served on a number of corporate boards of directors.

Experience:

•
   Mr. Zollars serves as Senior Advisor at Frazier Healthcare Partners, a position he has held since 2015. He has served as a member of the board of directors at Five9 since 2013 and private companies Kate Farms and Recuro Health since 2015 and 2022, respectively. He has served as chairman of the board of directors at Parata (formerly TCGRx) since 2017 and as lead director at GenapSys, both private companies.

•
   Mr. Zollars served as Chairman and Chief Executive Officer of Vocera Communications, a leading provider of intelligent communication solutions for mobile workers, which focuses on healthcare communications and workflow, from 2007 to 2013.

•
   He served one year as Chief Executive Officer of Wound Care Solutions, an operator of outsourced chronic wound care centers, from 2006 to 2007. Mr. Zollars served as Chairman and Chief Executive Officer at healthcare technology company Neoforma from 1999 to 2006, having arrived after a long career in healthcare technology and services.

•
   He serves as
Co-Chairman
of the Trustees of Arizona State University.

Our Executive Officers
Our executive officers are appointed annually by our Board and serve at the discretion of our Board. In addition to Mr. de Crescenzo, our President and Chief Executive Officer, who also serves as a member of the Board, our executive officers, their respective ages and positions and certain other information with respect to each of them are as follows:
Fredrik Eliasson
(51) is our Executive Vice President and Chief Financial Officer. Prior thereto, Mr. Eliasson served as Executive Vice President and Chief Sales and Marketing Officer of CSX Corporation (“CSX”), a premier transportation company that provides rail, intermodal and rail-to-truck transload
services and solutions to customers across a broad array of markets, from September 2015 to November 2017. From 2012 through August 2015, he served as CSX’s Executive Vice President and Chief Financial Officer. Prior to that, Mr. Eliasson led the development of two of CSX’s major markets as Vice President of Chemicals and Fertilizer and Vice President of Emerging Markets. He also supported Sales and Marketing in a previous position as Vice President of Commercial Finance. Additionally, Mr. Eliasson serves on the board of directors of ArcBest Corporation. Mr. Eliasson received a B.A. and an M.B.A. from Virginia Commonwealth University.
Loretta A. Cecil
(65) is our Executive Vice President and General Counsel. Prior thereto, Ms. Cecil served as Senior Vice President, Governance Relations at McKesson and General Counsel at McKesson Technology Solutions from July 2006 to the closing of the Joint Venture in March 2017. Prior to that, Ms. Cecil worked as General Counsel and Chief Compliance Officer for NCR Corporation’s Retail Division from 2003 to 2006. Prior to that she was a member of Womble Carlyle Sandridge & Rice, LLP, where she led the law firm’s national Telecommunications Practice Group and Georgia Government Relations Practice Group. Prior to that, Ms. Cecil was at AT&T and held several senior positions. Ms. Cecil received a B.A. from The University of North Carolina at Greensboro and a J.D. from The University of North Carolina at Chapel Hill.
Kriten Joshi
(50) is our Executive Vice President and President, Network Solutions since March 2017 and our President, Software and Analytics since April 2022. Prior to joining the Company, Mr. Joshi served as Executive Vice President—Products of Legacy CHC (as defined below) from December 2013 to the closing of the Joint Venture in March 2017. Prior to joining Legacy CHC, Mr. Joshi was Global Vice President of Healthcare Product Strategy for Oracle Corporation’s Health Sciences Global Business Unit from December 2006 to December 2013. Prior to joining Oracle, Mr. Joshi served in senior strategy roles in IBM’s Global Sales and Distribution organization from 2003 to 2006. Prior to that, Mr. Joshi was with McKinsey and Co. Mr. Joshi received a B.S. in Mathematics from the California Institute of Technology and a Ph.D. in Physics from the Massachusetts Institute of Technology.
Thomas Laur
(47) is our Executive Vice President and President, Technology Enabled Solutions. Prior to joining the Company, Mr. Laur was President of the SAP Health division from August 2016 to January 2018, with responsibility over strategy, innovation, sales, marketing and operations for SAP’s global healthcare business. Before joining SAP, Mr. Laur was Chief Executive Officer of Sutherland Healthcare Solutions, a global services and analytics company, from July 2014 to July 2016. Earlier in his career, Mr. Laur worked at Cognizant as the Managing Director of the Healthcare Digital Ventures and Global Director of Strategy. Before this, he served nearly ten years as an Associate Partner in the strategy practice of Deloitte Consulting in New York City, Brussels and Boston. Mr. Laur received a B.S. in Economics and an MBA from the ICHEC Brussels School of Management.
August Calhoun
(51) is our Executive Vice President and President, Sales and Operations. Prior thereto, Mr. Calhoun served as Senior Vice President and general manager (“GM”) of Services at Siemens from April 2016 to March 2018. Prior to Siemens, Mr. Calhoun held senior leadership positions in several organizations. He progressed from sales roles at IBM to national sales roles at Dell, then led one of Dell’s largest industry verticals. He later served as Senior Vice President and GM for the $250M Provider Solutions business at Truven Health Analytics prior to joining Siemens. Mr. Calhoun received a B.S. in Chemistry from the University of Delaware, and a Ph.D. in Physical Chemistry from the University of Pennsylvania.
W. Thomas McEnery
(59) is our Executive Vice President, Corporate Affairs and Chief Marketing Officer. Prior to joining the Company in 2014, Mr. McEnery served as the Chief Marketing Officer of Optum (a part of UnitedHealth Group Incorporated (“UnitedHealth Group”)) from September 2007 to May 2013. Throughout his career, he has served in many leadership positions, including Managing Partner of Green Point Partners, Vice President of Global Marketing at Fair Isaac Corporation, and several roles at Fallon Worldwide. Mr. McEnery received a B.A. in Communication from the University of Minnesota-Duluth and has completed executive level coursework at Thunderbird, the Garvin School of International Management.
Linda Whitley-Taylor
(58) is our Executive Vice President and Chief People Officer. Prior to joining the Company, Ms. Whitley-Taylor was executive vice president and chief human resources officer at Amerigroup Corporation from January 2008 to December 2012. Prior to Amerigroup, Ms. Whitley-Taylor was senior vice president of Human Resources Operations for Genworth Financial (formerly GE Financial Assurance), where she helped take the company public in 2004. Prior to that, Ms. Whitley-Taylor spent 15 years with GE in a variety of roles and locations, comprising operations, quality, training, talent management, and human resources. Ms. Whitley-Taylor current serves on the board of directors of Benson Hill, Inc. Ms. Whitley-Taylor received a B.A. in Psychology from Radford University.

Steven Martin
(49) is our Executive Vice President of Enterprise Technology. Prior to joining the Company, Mr. Martin was the acting CEO for GE Digital from December 2018 to December 2019 and chief digital officer for GE Power from July 2017 to December 2018, as well as the chief commercial officer for GE Digital. Before joining GE, Mr. Martin spent 14 years at Microsoft, where he held several positions, including as general manager and chief data scientist for Microsoft Azure, leading global operations, customer acquisition, analytics, data science, and service management. Mr. Martin holds a B.S. in behavioral psychology from the University of Texas at Austin.
Tracy Byers
(57) is our Senior Vice President, Enterprise Imaging. Prior to joining the Company, Ms. Byers served as Vice President for IBM’s Watson Health Global Sales Organization from October 2016 to June 2019. Prior to joining IBM, Ms. Byers served in senior P&L roles and sales and marketing roles across a broad set of businesses at Philips Healthcare, including diagnostic imaging, oncology, cardiology, and healthcare informatics. Prior to that, Ms. Byers was with GE and Hewlett Packard in finance roles. Ms. Byers received a B.S. in Finance from Lehigh University and an MBA from Northeastern University.

Corporate Governance
Our Board sets high standards for our company’s officers, management, and employees. Implicit in this philosophy is the importance of sound, transparent, and effective corporate governance. The Board operates pursuant to our Corporate Governance Guidelines, which can be found at http://ir.changehealthcare.com. The information contained on or accessible through our website is not considered part of this this Form
10-K/A.
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
7
days-a-week
cyber threat detection and alerting and remediation technologies designed to ensure that the risk of a cybersecurity breach is mitigated and that there is a clear response plan in the event of a breach.
Data Privacy Oversight
Our Chief Privacy Officer reports to the Compliance Committee on a quarterly basis regarding the Company’s data privacy activities, including the development and maintenance of a robust Privacy Risk Management Framework with ownership and oversight by the Enterprise Privacy Office, the business unit privacy and compliance teams, and other appropriate stakeholders. We seek to protect and safeguard our customers’ data through an integrated privacy impact assessment process for review of new and updated products and applications, as well as through automation of data privacy incident monitoring and reporting, risk scoring and decision-support.
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
Code of Conduct
We have adopted a written Code of Conduct applicable to all our employees, including our principal executive officer, principal financial officer, and principal accounting officer and controller, and to our Board. Our Code of Conduct is available on our website: www.changehealthcare.com. We will disclose amendments to certain provisions of our Code of Conduct, or waivers of such provisions granted to executive officers and directors, on this website.
COVID-19
Oversight
Since the beginning of the outbreak of
COVID-19
(coronavirus), our Board has closely monitored Change Healthcare’s business and response, receiving updates and briefings from management who, under the leadership of our Chief Executive Officer and executive leadership team, have been able to maintain business continuity, proactively act in the best interests of our business and stockholders over the short and long term, and maintain the health and safety of our most valuable asset—our employees.
Board’s Role in Long-Term Strategic Planning
Our Board takes an active role engaging with management to formulate Change Healthcare’s long-term strategy for stockholder value creation.
The Board and management deliberate on the execution of Change Healthcare’s long-term strategic plans, the status of key strategic initiatives, opportunities and risks facing Change Healthcare. Additionally, our Board periodically devotes time to conducting a long-term strategic review with management. During these reviews, our Board and management discuss, among other things, emerging innovations, competition, risks to the business, technological and industry trends, and short- and long-term plans and priorities for each of our business units.
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

✓	indicates committee membership.
Board and Committee Responsibilities
Committee Responsibilities
The following functions are the common recurring activities of our Board committees in carrying out their responsibilities. These functions serve as a guide, with the understanding that our committees may carry out additional functions and adopt additional policies and procedures as may be required or appropriate in light of changing business, legislative, regulatory, or other conditions. Our committees may also carry out any other responsibilities and duties delegated to them by the Board from time to time.

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
Majority of Independent Directors
9 of our 10 Directors are independent of Change Healthcare and management, in accordance with Nasdaq requirements and our Corporate Governance Guidelines.
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
The fiscal 2022 self-assessment process produced constructive feedback aimed at improving the performance and contribution of the Board and each committee. The evaluations addressed the Board’s knowledge and understanding of, and performance with respect to, the Company’s business, strategy, values and mission, the appropriateness of the Board’s structure and composition, the communication among the directors and between the Board and management, and the Board’s meeting process. Each committee reviewed, among other topics, how the committee has satisfied the responsibilities contained in its charter in the past year as well as the organization of the committee, the committee meeting process, and the committee’s oversight.
Board Nomination Process, Identifying Nominees for Election to the Board, Newly Appointed Directors
The Nominating and Corporate Governance Committee is responsible for identifying, evaluating and recommending nominees for election to our Board. Final selection of Director nominees for election remains within the sole discretion of our Board.
Depth of experience, fitness and the ability to make meaningful contributions to our Board’s oversight of the business and affairs of Change Healthcare in addition to a willingness to exercise independent judgment, and an impeccable reputation for honest and ethical conduct that aligns with our core values, are important factors when identifying opportunities to add new directors to our Board. Additionally, in identifying new Director candidates, our Board evaluates a candidate’s time commitments to ensure the appropriate amount of time, energy, and care is given to the needs of our business.
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
Our Nominating and Corporate Governance Committee will evaluate candidates for nomination for election to the Board, including those recommended by stockholders on a substantially similar basis as it considers other nominees. Our amended and restated bylaws establish advance notice procedures with respect to the nomination of candidates for election as Directors, other than nominations made by or at the direction of the Board or a committee of the Board. In order for any matter to be “properly brought” before a meeting, a stockholder will have to comply with advance notice requirements and provide us with certain information. Generally, to be timely, a stockholder’s notice must be received at our principal executive offices not less than 90 days nor more than 120 days prior to the first anniversary date of the immediately preceding annual meeting of stockholders. Our Amended and Restated Bylaws also specify requirements as to the form and content of a stockholder’s notice.
Our stockholders agreement grants Blackstone the right to designate nominees to our Board subject to the maintenance of certain ownership requirements. Mr. Nicholas L. Kuhar, an employee of Blackstone, and Mr. Neil P. Simpkins, executive advisor to Blackstone, were designated by Blackstone in accordance with the stockholders agreement. For additional information on our stockholders agreement, see
“Certain Relationships and Related Transactions—Stockholders Agreement.”

Executive Sessions of Independent Directors
To ensure free and open discussion and communication, independent Directors have the opportunity to meet in executive session with no members of management present from time to time. Our Chairman convenes and chairs such sessions.
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
Stockholder Communications with Directors
Anyone who would like to communicate with, or otherwise make any concern known directly to the chairman of any of the Audit, Compensation, Nominating and Corporate Governance and Compliance Committees, the Chairman of the Board, or to the independent Directors as a group, may do so by addressing such communications or concerns to our Corporate Secretary, Attention: Zack Beasley, 3535 Piedmont Rd, Building 14, Suite 600, Atlanta, GA 30305 or corporatesecretary@changehealthcare.com who will forward such communications to the appropriate party.
Stock Ownership Guidelines for Directors
The Compensation Committee established stock ownership guidelines for our Directors to encourage these individuals to maintain a significant ownership interest in the Company. Each Director is required to own Change Healthcare Inc. common stock equal in value to at least five times his or her annual cash retainer fees, excluding any fees received for serving as chair of a committee. For purposes of meeting these requirements, ownership includes not only shares owned directly by the Director, but also shares and stock-settled RSUs awarded under our long-term incentive equity plans. The Compensation Committee monitors annually each Director’s progress toward meeting these targets over a five-year period, at the end of which the Director is expected to have reached the applicable ownership level. All of the Company’s Directors are in compliance with the stock ownership guidelines (either because they fulfill the ownership requirements or remain within the five-year period for fulfilling the ownership requirements).

Item 11.	Executive Compensation
Compensation Discussion and Analysis
Fiscal Year 2022 Named Executive Officers

Neil de Crescenzo	Fredrik Eliasson	Kriten Joshi

President and Chief Executive Officer	Executive Vice President and Chief Financial Officer	Executive Vice President and President, Network Solutions (1)

Steven B. Martin	Roderick O’Reilly

Executive Vice President, Enterprise Technology	Executive Vice President and President, Software and Analytics (2)

(1)
Effective as of April 10, 2022, Mr. Joshi was promoted and assumed the role of President, Software and Analytics in addition to continuing in his role as Executive Vice President and President, Network Solutions.

(2)	Effective April 10, 2022, Mr. O’Reilly transitioned from his position of Executive Vice President and President, Software and Analytics to a consulting role with the Company.
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
We strive to maintain a performance-oriented culture and provide compensation that rewards our named executive officers when they help us achieve our objectives. At the same time, we believe an appropriate portion of their compensation should be at risk if the Company fails to achieve its goals. Consistent with this philosophy, we have sought to create an executive compensation package that balances short-term versus long-term components, cash versus equity elements, and fixed versus contingent payments in ways that we believe will best motivate our named executive officers.
The Role of the Compensation Committee and Management
Our Compensation Committee maintains strategic oversight of our compensation and benefit programs.
Scope
The Compensation Committee works directly with our Chief Executive Officer to set annual compensation for our named executive officers other than our Chief Executive Officer. To this end, our Chief Executive Officer completes an evaluation of each named executive officer, makes recommendations regarding the compensation of each named executive officer, and presents his evaluations and compensation recommendations to the Compensation Committee.

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
Role of the Compensation Consultant
The Compensation Committee engages Compensia, a compensation consulting firm (the “Consultant”), to assist in aligning compensation for our named executive officers with market practices. The Compensation Committee has concluded that the Consultant is an independent consultant after considering the factors relevant to the Consultant’s independence from management, including the factors set forth by the SEC rules regarding compensation consultant independence, and the Consultant does not provide any services to us other than the services provided to the Board and its committees. Based on input from the Consultant, we believe that the components and mix of our compensation program are consistent with current competitive compensation components and practices in our industry and align the interests of executives with the interests of our stockholders by correlating pay to the achievement of both short- and long-term objectives.
Our peer group, reviewed and approved by the Compensation Committee, was selected based on weighted parameters and financial information and is intended to ensure that we remain within a reasonable range of the peer median in terms of revenue, headcount and market value. The Compensation Committee periodically reviews our named peer group; however, in light of the previously announced transaction with UnitedHealth Group, no changes were made to our named peer group in fiscal year 2022, and we did not engage in formalized benchmarking against a peer group in fiscal year 2022.

Fiscal Year 2022 Peer Group
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
Base Salary
We provide each named executive officer with a base salary for the services that the executive officer performs for us. This compensation component constitutes a stable element of compensation while other compensation elements are variable. Base salaries are reviewed annually and may be increased based on the individual performance of the named executive officer, Company performance, any change in the executive’s position within our business, the scope of his or her responsibilities and any changes thereto. The base salaries effective on July 1, 2021, were as follows: Mr. de Crescenzo, $892,500; Mr. Eliasson, $682,500; Mr. Joshi, $560,000; Mr. Martin, $630,000; and Mr. O’Reilly, $564,739.
Each of our named executive officers received merit increases to their base salaries in fiscal year 2022, which increases were effective on July 1, 2021. Messrs. de Crescenzo, Eliasson, Martin and O’Reilly each received an increase of 5% and Mr. Joshi received an increase of 24.2%. Mr. Joshi received a significant increase in his base salary in fiscal year 2022 to align his salary more closely with the other Presidents of the Company’s business units, due to his exceptional performance during the year (see the discussion under
Fiscal Year 2022
below), and in accordance with the long-term plan that the Board had for the executive leadership team. As of April 10, 2022, Mr. Joshi’s title changed to EVP, President Network Solutions and President Software and Analytics; he will be heading each of the business units in fiscal year 2023.

Annual Cash Incentive Program
We provide our named executive officers with the opportunity to share in our success through annual cash incentive awards under our annual cash incentive program (the “AIP”). The AIP provides Change Healthcare’s senior management and certain other key employees the opportunity to earn annual cash incentive compensation in addition to their base salaries. The Compensation Committee has general authority for oversight and interpretation of the AIP. The Compensation Committee, with the recommendations of our Chief Executive Officer (other than with respect to himself), is responsible for (i) setting annual objective performance targets; (ii) reviewing actual performance; and (iii) determining the amount of the compensation payable to each named executive officer.
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
Fiscal Year 2022
The Compensation Committee determined that for fiscal year 2022 company-wide or corporate-level financial performance would account for 100% of the annual cash incentive opportunity for Messrs. de Crescenzo, Eliasson and Martin and, for Messrs. Joshi and O’Reilly, the financial performance of the named executive officer’s corporate business unit would account for 50% of the executive’s annual cash incentive opportunity with company-wide performance as a whole accounting for the remaining 50%. For Messrs. de Crescenzo, Eliasson, and Martin, 60% of the financial performance measures were based on Adjusted EBITDA and 40% were based on revenue targets under the AIP. For Messrs. Joshi and O’Reilly, 60% of the fiscal year 2022 financial performance measures for both the Company as a whole and the executive’s corporate business unit, as applicable, were equally weighted and based on Adjusted EBITDA targets and 40% were equally weighted and based on revenue targets under the AIP. We believe the combination of these performance factors and the proportionate weighting assigned to each reflected our overall Company goals for fiscal year 2022, which balanced the achievement of revenue growth with improving our operating efficiency. Notwithstanding the establishment of the performance components and the formula for determining the AIP award payment amounts as described below, the Compensation Committee has the ability to exercise positive or negative discretion and award a greater or lesser amount to our named executive officers under the AIP than the amount determined by the above formula if, in the exercise of its business judgment, the Compensation Committee determines that a greater or lesser amount is warranted under the circumstances.
The weighted achievement factor for each of the financial performance measures is generally determined by multiplying the weight attributed to each performance measure by the applicable achievement factor for each measure. For each of the performance measures, the achievement factor is determined by calculating the payout percentage against the target goal based on the following pre-established
scale:

	Threshold 50% Achievement Tier		Target 100% Tier	Achievement	Maximum 200% Tier	Achievement
Categories	Revenue	Adjusted EBITDA	Revenue	Adjusted EBITDA	Revenue	Adjusted EBITDA
Corporate and Corporate Business Units: Network Solutions, Software and Analytics, Technology-Enabled Services	94.0%	88.7%	100%	100%	105.6%	111.0%
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
The following tables outline the calculation of the funding attainment based on the pre-established
scale associated with our actual results against the targets and the resulting weighted and combined achievement factors:

Messrs. de Crescenzo, Eliasson and Martin

Measure	Weighting	Target ($ in millions)	Actual ($ in millions)	2022 Payout Percentage (% of Target)	2022 Achievement Factor (%)	2022 Weighted Achievement Factor (%)
Corporate Adjusted EBITDA	60%	$1,026.1	$1,071.1	104.4%	139.9%	83.9%
Corporate Revenue	40%	$3,200.4	$3,269.0	102.1%	138.3%	55.3%
ATTAINMENT						139.3%
Mr. Joshi

Measure	Weighting	Target ($ in millions)		Actual ($ in millions)	2022 Payout Percentage (% of Target)	2022 Achievement Factor (%)	2022 Weighted Achievement Factor (%)
Corporate Adjusted EBITDA	30%		$1,026.1	$1,071.1	104.4%	139.9%	42.0%
Corporate Revenue	20%		$3,200.4	$3,269.0	102.1%	138.3%	27.7%
Network Solutions Adjusted EBITDA	30%		$382.1	$446.4	116.8%	200.0%	60.0%
Network Solutions Revenue	20%		$788.4	$868.4	110.1%	200.0%	40.0%
ATTAINMENT		$					169.6%
Mr. O’Reilly

Measure	Weighting	Target ($ in millions)	Actual ($ in millions)	2022 Payout Percentage (% of Target)	2022 Achievement Factor (%)	2022 Weighted Achievement Factor (%)
Corporate Adjusted EBITDA	30%	$1,026.1	$1,071.1	104.4%	139.9%	42.0%
Corporate Revenue	20%	$3,200.4	$3,269.0	102.1%	138.3%	27.7%
Software and Analytics Adjusted EBITDA	30%	$555.9	$562.0	101.1%	110.0%	33.0%
Software and Analytics Revenue	20%	$1,594.0	$1,612.9	101.2%	121.2%	24.2%
ATTAINMENT						126.9%
Notwithstanding the establishment of the performance components and the formula for determining the AIP award payment amounts as described above, the Compensation Committee has the ability to exercise positive or negative discretion and award a greater or lesser amount to our named executive officers under the AIP than the amount determined by the above formula if, in the exercise of its business judgment, the Compensation Committee determines that a greater or lesser amount is warranted under the circumstances. Mr. de Crescenzo’s AIP payout is capped at 200% of base salary pursuant to the terms of his employment agreement. The Compensation Committee elected to pay Mr. de Crescenzo a discretionary bonus of $79,879 that would otherwise have been payable under the AIP without the 200% cap and based upon his combined performance factor, which is reflected in the bonus column of the Summary Compensation Table below.
After determining the financial performance attainment levels, the Compensation Committee, with input from the Chief Executive Officer for all named executive officers participating in the AIP except for himself, then determines each named executive officer’s individual performance attainment based on an assessment of the named executive officer’s achievement of previously established individual performance goals. For fiscal year 2022, the individual performance goals included:

•
For Mr.
 de Crescenzo:
 (i) achieve corporate sales plans, revenue and Adjusted EBITDA goals; (ii) execute enterprise risk response plans; (iii) achieve revenue cycle management (RCM) services transformation margin; (iv) progress product development lifecycle excellence; and (v) drive enterprise strategies that support and sustain an engaged and productive workforce in a flexible model.

•
For Mr.
 Eliasson:
 (i) deliver revenue, Adjusted EBITDA and free cash flow performance; (ii) achieve revenue cycle management (RCM) services transformation incremental savings; (iii) drive further value creation by the finance team; and (iv) progress the world-class finance team.

•	For Mr. Joshi: (i) achieve sales plans, revenue and Adjusted EBITDA growth targets; (ii) build, launch and grow new, innovative offerings; and (iii) build a diverse, resilient and engaged team.

•
For Mr.
 Martin:
 (i) deliver products that meet customer commitments and long-term growth plans; (ii) drive operational excellence through exceeding product engineering, IT infrastructure and service excellence goals and managing to financial commitments; (iii) reduce enterprise risk; and (iv) progress and enable a diverse and resilient team.

•
For Mr.
 O’Reilly:
 (i) achieve sales plans and improve GTM; (ii) achieve revenue and Adjusted EBITDA growth targets; (iii) establish differentiated position and invest in programs to drive mid- and long-term revenue growth; and (iv) drive organizational effectiveness, culture and performance.

We did not use a formula or assign any particular relative weighting to any individual performance measure. The individual performance attainment percentage can range from 0% to 150%, subject to any overall maximum AIP opportunity set forth in a named executive officer’s offer letter or the Chief Executive Officer’s employment agreement. For fiscal year 2022, the Compensation Committee determined that the following adjustment to the individual performance factors was necessary: Mr. Joshi received a 150% multiplier due to exceeding sales and financial performance targets and the commercialization and expansion of new products. The Compensation Committee did not make any adjustments to Mr. de Crescenzo, Mr. Eliasson, Mr. Martin or Mr. O’Reilly’s individual performance factors noting that they each broadly attained their fiscal year 2022 objectives.
Actual amounts paid under the AIP were calculated by multiplying each named executive officer’s base salary in effect on March 31, 2022 by (i) his or her AIP target annual cash incentive opportunity (which is reflected as a percentage of eligible base salary); (ii) the executive’s weighted financial performance achievement factor; and (iii) the individual performance attainment percentage.

The following table illustrates the calculations of the annual cash awards payable to each named executive officer under the 2022 AIP based on fiscal year 2022 financial performance and individual performance.

Name	Eligible Base Salary ($)		Target AIP Award (% of Base Salary)	Target AIP Opportunity ($)	Combined Performance Factor (%)		Actual Payout ($)
Mr. de Crescenzo	$892,500		150%	$1,338,750	200.0	(1)	$1,785,000	(1)
Mr. Eliasson	$682,500		85%	$580,125	139.3		$808,114
Mr. Joshi	$560,000		85%	$476,000	254.4		$1,210,944
Mr. Martin	$630,000		85%	$535,500	139.3		$745,952
Mr. O’Reilly	$564,739	(2)	85%	$480,028	126.9		$609,156

(1)
Mr. de Crescenzo’s AIP payout is capped at 200% of base salary under the terms of his employment agreement. The Compensation Committee elected to pay Mr. de Crescenzo a discretionary bonus of $79,879 that would otherwise have been payable under the AIP without the 200% cap and based upon his combined performance factor.

(2)	This amount reflects Mr. O’Reilly’s base salary in US dollars converted from Canadian dollars using an exchange rate of $0.79948 as in effect on March 31, 2022.
Equity-Based Awards
In fiscal year 2022, certain key executives, including each of the named executive officers, were granted long-term equity incentive awards under the 2019 Omnibus Incentive Plan (the “Omnibus Plan”) that are designed to align a portion of our named executive officers’ compensation with the interests of our stockholders and to incentivize them to remain in our service. In fiscal year 2022, we granted our named executive officers restricted stock units (“RSUs”). In addition, the Directors were granted long-term equity incentive awards under the Omnibus Plan as discussed below under “
Director Compensation
.”
Restricted Stock Units
For fiscal year 2022, each of our named executive officers received his annual equity grants in the form of a grant of time-based vesting RSUs under our Omnibus Plan. These RSUs generally vest over four years, subject to continued employment through each vesting date, with 25% of the RSUs vesting on each anniversary of the grant date. Under the terms of the merger agreement with UnitedHealth Group (the “Merger Agreement”), at the time of the consummation of the transactions contemplated by the Merger Agreement (the “Closing”) all outstanding time-vesting RSUs will be converted into time-vesting RSUs of UnitedHealth Group.

Performance Stock Units
In fiscal years 2020 and 2021, our named executive officers received 50% of their annual equity grant in the form of time-based vesting RSUs and 50% of their annual equity grant in the form of performance-based vesting RSUs (“PSUs”) that may be eligible for vesting based upon the achievement of certain revenue and Adjusted EBITDA targets over a three-year performance period. The number of PSUs that were eligible for vesting was to be determined following the end of the three-year performance period. However, the terms of the Merger Agreement require that the Compensation Committee award only time-based vesting RSUs and not PSUs for fiscal year 2022, unless the Company obtained UnitedHealth Group’s express approval to grant awards other than RSUs. Therefore, no PSUs were issued for fiscal year 2022. Under the terms of the Merger Agreement, at the time of the Closing all outstanding PSUs will be converted into time-vesting RSUs of UnitedHealth Group.
In June 2022, the Compensation Committee determined that company-wide financial performance during the period between fiscal year 2020 and fiscal year 2022 was unusual and difficult due to various factors including the challenges due to
COVID-19,
the announcement of the transaction with UnitedHealth Group in Q4 of fiscal year 2021 (the “Merger”) and the subsequent action of the U.S. Department of Justice to block the Merger, and efforts during this time to retain our executives in a strong market for executive talent.
Accordingly, with these challenges presented, the Compensation Committee decided that the PSUs granted in fiscal year 2020, which were scheduled to vest after the end of fiscal year 2023, would vest at target (100%) instead of the actual result of 57.6% of target and the Company would waive the additional year of time-based vesting requirement. As a result, each of Messrs. de Crescenzo, Eliasson, Joshi and O’Reilly was deemed to earn 199,099, 69,252, 34,626 and 39,819 PSUs, respectively, which PSUs vested in July 2022.
Retirement and Other Benefits
Our named executive officers are eligible to receive the same benefits we provide, and to participate in all plans we offer, to other full-time employees, including health and dental insurance, group term life insurance, short-
and long-term disability insurance, other health and welfare benefits, our 401(k) Savings Plan or, in the case of Mr. O’Reilly, our Group Registered Retirement Plan (including, in each case, Change Healthcare’s matching contribution) and other voluntary benefits.
In fiscal year 2022, Change Healthcare also offered to the named executive officers on the U.S. payroll the ability to participate in two unfunded, nonqualified retirement plans: the Deferred Compensation Administration Plan (“DCAP”) and the Supplemental 401(k) Plan. For more information regarding the Company’s retirement plans, see
 “Narrative to Nonqualified Deferred Compensation for Fiscal Year 2022 Table.”
Perquisites
We offer a limited number of perquisites for our named executive officers, including annual executive physical exams. The value of other perquisites offered to our named executive officers was not above $10,000 and therefore are not reflected in the Summary Compensation Table. The Compensation Committee regularly reviews the benefits provided to our executives and makes appropriate modifications based on the value of these benefits.
Change in Control and Severance Arrangements
We have developed market-competitive executive severance guidelines (the “Executive Severance Guidelines”). With the exception of Mr. de Crescenzo, who remains party to an employment agreement with us, Mr. Eliasson whose offer letter provides certain severance protections, and Mr. O’Reilly who (as a Canadian employee) was statutorily required to have an employment agreement in Canada, none of our named executive officers is subject to an employment agreement but are instead subject to our Executive Severance Guidelines. The Executive Severance Guidelines generally provide for (i) a lump sum severance payment equal to 12 months of base salary; and (ii) a lump sum payment equal to the cost of continued health care coverage at active employee rates for 12 months should the named executive officer’s employment be terminated either by us without cause or by the executive due to constructive termination. The benefits provided under the Executive Severance Guidelines are contingent upon the affected named executive officer’s execution and non-revocation
of a general release of claims and compliance with specified restrictive covenants.
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

Mr. Eliasson’s offer letter provides that he will receive severance benefits in accordance with the Executive Severance Guidelines in place at the time of his separation from employment. However, if his employment is terminated by the Company without “cause” (as such term is defined in the Executive Severance Guidelines) or by Mr. Eliasson for “good reason” (as such term is defined in the HCIT Holdings, Inc. 2009 Equity Incentive Plan (the “2009 Equity Plan”)), his offer letter provides that he will be entitled to no less than a lump sum payment equal to the sum of
(i) one-times
his base salary; (ii) his target AIP bonus; and (iii) a lump sum amount equal to the portion of health insurance premium that the Company would have paid for active employees with similar coverage for a period of 12 months. These payments and benefits are contingent upon Mr. Eliasson’s execution and non-revocation
of a general release of claims in favor of the Company. Mr. Eliasson is subject to restrictive covenants, including confidentiality, non-competition
and
non-solicitation
obligations pursuant to a restrictive covenant agreement with the Company.
Mr. O’Reilly’s employment was transferred from the United States to Canada effective January 1, 2021, and all employees located in Canada are statutorily required to have an employment agreement with their employer. Mr. O’Reilly’s employment with the Company terminated after the end of fiscal year 2022 on April 10, 2022. Under the terms of Mr. O’Reilly’s employment agreement, if he was terminated without “cause” by the Company or if Mr. O’Reilly terminated his employment for “good reason” (as such terms are defined under the Executive Severance Guidelines or Canadian law, as applicable), in addition to certain accrued amounts, Mr. O’Reilly would be entitled to receive (i) 12 months of base salary and (ii) continued coverage under the Company’s Canadian medical, dental and prescription drug plans on the same terms as active employees during the
12-month
period following termination of employment. In addition, if Mr. O’Reilly’s employment was terminated by the Company within 12 months of a change in control, he would also be entitled to a payment equal to his target bonus. The amounts payable to Mr. O’Reilly upon a termination of employment were subject to Mr. O’Reilly’s execution and non-revocation
of a general release of claims in favor of the Company. Mr. O’Reilly is subject to restrictive covenants, including confidentiality, non-competition
and
non-solicitation
obligations pursuant to a restrictive covenant agreement with the Company. For information on the payments and benefits that Mr. O’Reilly received upon his termination, see “
Potential Payments Upon Termination or Change in Control—Severance Benefits—Employment Arrangements
.”
In addition to any existing severance arrangements, any other compensation and benefits ultimately awarded in connection with a separation are determined at the discretion of the Compensation Committee and may be based on the executive, his or her position, the nature of the potential separation and such executive’s compliance with specified post-termination restrictive covenants.
Acceleration of the Payment of Fiscal Year 2022 AIP Bonuses and the Vesting of Certain Equity Awards
In late 2021 and in anticipation of the Merger closing in 2022, the Compensation Committee took actions to preserve certain compensation-related corporate income tax deductions for the Company that might otherwise be disallowed, and to mitigate the excise taxes on a portion of the compensation paid to certain named executive officers, as a result of the Merger through the operation of Sections 280G and 4999 of the Internal Revenue Code of 1986, as amended and regulations promulgated thereunder (the “Code”). Specifically, the Compensation Committee approved (i) the accelerated payment of the fiscal year 2022 bonus payments under the AIP that would have otherwise been paid in calendar year 2022 of an amount based on the target achievement of performance goals and (ii) the accelerated vesting of certain equity awards that would otherwise vest in calendar year 2022 for the following named executive officers, Messrs. de Crescenzo, Eliasson, and O’Reilly, as well as for certain other employees who are not named executive officers, but were identified in connection with the Merger as disqualified individuals as defined under Section 280G of the Code.
The Compensation Committee approved the accelerated payment of the fiscal year 2022 bonus payments under the AIP that would otherwise be scheduled to be paid on or around June 2022 for Messrs. de Crescenzo, Eliasson and O’Reilly in the amounts of $1,338,750, $552,500 and $425,000, respectively, to be paid in calendar year 2021. The accelerated portion of the AIP bonus did not exceed the actual amount of the AIP bonus that each named executive officer earned for fiscal year 2022, which amount is reflected in the
Non-Equity
Incentive Plan Compensation column of the Summary Compensation Table below.
The Compensation Committee also approved the accelerated vesting and settlement, effective as of December 28, 2021, of a portion of the time-based vesting RSUs granted to our named executive officers on April 1, 2021, June 17, 2020 and August 20, 2019, that, prior to the action by the Compensation Committee, were otherwise scheduled to vest on April 1, 2022, June 17, 2022 and August 1, 2022, respectively. The RSUs that were vested and settled as described in this paragraph are described in
“Option Exercises and Stock Vested in Fiscal Year 2022
.”
Employment Agreements
With the exception of Mr. de Crescenzo, who remains party to an employment agreement with us, and Mr. Eliasson, whose offer letter provides certain severance protections, none of our named executive officers are subject to an employment agreement. The Compensation Committee believes that employment agreements are not necessary to attract members of our executive team and, going forward, entering into employment agreements with executives will be done on an exception-only basis as recommended by the Compensation Committee and approved by the Board. Due to the changing marketplace in which we compete for talent, the Compensation Committee regularly reviews this practice to help ensure that we remain competitive in our industry.

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
Anti-Hedging and Anti-Pledging Policy
The Company’s Securities Trading Policy, applicable to all employees, directors and officers, prohibits the hedging (including through prepaid variable forward contracts, equity swaps, collars, and exchange funds), pledging or short-selling of the Company’s stock. None of our named executive officers engaged in any hedging or pledging activities with respect to the Company’s stock during fiscal year 2022.
Clawback Policy
The Compensation Committee adopted the Incentive Compensation Clawback Policy (the “Clawback Policy”) in order to ensure that incentive compensation is paid or awarded based on accurate financial results and the correct calculation of performance against incentive targets. For purposes of the Clawback Policy, incentive compensation means performance bonuses and long-term incentive awards, including cash, stock options, stock appreciation rights, restricted stock, RSUs, PSUs or other equity-based awards that have been paid, granted, vested, settled or accrued. In the event of a significant restatement of our financial results due to material non-compliance
with financial reporting requirements or if a covered person engages in any detrimental activity, the Compensation Committee reserves the right to seek recovery of any overpayment of any incentive compensation or cause the reduction, cancellation or forfeiture of any incentive compensation. The Clawback Policy covers all current and former Section 16 officers as well as any other current and former employee designated by the Board, the Compensation Committee or the Chief Executive Officer.
Compensation Committee Interlocks and Insider Participation
During fiscal 2022, the members of the Compensation Committee were Messrs. Simpkins, Nagji, Kuhar and Zollars, none of whom was, during the fiscal year, an officer or employee of the Company and none of whom has ever served as an officer of the Company. Messrs. Simpkins and Kuhar are affiliates of Blackstone. During fiscal 2022, none of our executive officers served as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity whose executive officers served on our Compensation Committee or the Board. We are parties to certain transactions with Blackstone described under “
Certain Relationships and Related Transactions
.”
Report of the Compensation Committee
The Compensation Committee, which is comprised solely of independent Directors of the Board, oversees our compensation programs and is responsible under its charter for determining the compensation of our executives. The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on this review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in our Annual Report on
Form 10-K for
the fiscal year ended March 31, 2022.
Respectfully submitted,
Neil P. Simpkins, Chairman
Robert J. Zollars
Bansi Nagji
Nicholas L. Kuhar

Executive Compensation
Summary Compensation Table
The following table summarizes the compensation earned by each of our named executive officers for the fiscal years indicated.

Name and Principal Position	Year	Salary ($)	Bonus ($) (4)	Stock Awards ($) (5)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($) (6)	All Other Compensation ($) (7)	Total ($)
Neil E. de Crescenzo	2022	881,875	79,879	6,481,300	—	1,785,000	101,708	9,329,762
President and Chief Executive Officer	2021	850,000	625,409	6,283,183	—	1,700,000	64,507	9,523,099
	2020	850,000	—	7,496,062	—	1,124,805	30,981	9,501,848

Fredrik J. Eliasson	2022	674,375	—	3,510,707	—	808,114	10,532	5,003,728
Executive Vice President, Chief Financial	2021	650,000	—	3,403,388	—	1,007,677	9,975	5,071,040
Officer	2020	650,000	—	2,607,338	—	487,416	10,612	3,755,366

Kriten J. Joshi (1)	2022	532,721	—	1,350,274	—	1,210,944	42,061	3,136,000
Executive Vice President and President,	2021	450,883	—	1,308,986	—	998,559	9,975	2,768,403
Network Solutions	2020	450,883	—	1,303,654	—	477,913	9,800	2,242,250

Steven B. Martin	2022	622,500	—	1,350,274	—	745,952	8,556	2,727,282
Executive Vice President, Enterprise	2021	581,818	250,000	2,928,984	—	942,420	15,234	4,718,456
Technology

Roderick O’Reilly (2)(3)	2022	558,016	—	1,350,274	—	609,156	4,505	2,521,951
Executive Vice President and President,	2021	508,895	102,846	1,308,986	—	712,911	536,452	3,170,090
Software and Analytics	2020	392,440	90,627	1,499,185	—	237,150	891,547	3,110,949

(1)
Effective as of April 10, 2022, Mr. Joshi was promoted and assumed the role of President, Software and Analytics in addition to continuing in his role as Executive Vice President and President, Network Solutions.

(2)	Effective April 10, 2022, Mr. O’Reilly transitioned from his position of Executive Vice President and President, Software and Analytics to a consulting role with the Company.
(3)	The base salary amount for Mr. O’Reilly is his base salary in Canadian dollars as converted to U.S. dollars using an exchange rate of $0.79948, as in effect on March 31, 2022.
(4)
For Mr. de Crescenzo, the Bonus amount reflects a discretionary cash bonus of $79,879 that would otherwise have been earned under the AIP, but for the cap of such bonus equal to 200% of Mr. de Crescenzo’s base salary as set forth in his employment agreement. The terms of the AIP are described more fully under
 “Compensation Discussion and Analysis —Annual Cash Incentive Program—Fiscal Year 2022”
 above.

(5)
The amounts reported in this column reflect the aggregate grant date fair value of the awards. We calculate the grant date fair value of these awards in accordance with FASB ASC Topic 718, using the assumptions discussed in Note 18: Incentive Compensation Plans of the audited consolidated financial statements included in our Annual Report on Form
10-K
for the year ended March 31, 2022.

(6)
The amounts reported in this column represent the amounts earned by our named executive officers under the AIP, which a portion of the AIP payments were paid in calendar year 2021. The terms of the AIP and the acceleration of a portion of the AIP payment are described more fully under
 “Compensation Discussion and Analysis —Annual Cash Incentive Program—Fiscal Year 2022”
 above. As Mr. O’Reilly was employed during the entire fiscal year and otherwise complied with the terms and conditions for an AIP bonus payment, he received his full AIP bonus. For detail on Mr. O’Reilly’s termination, see “
Potential Payments Upon Termination or Change in Control—Severance Benefits-Employment Arrangements.
”

(7)
The amounts reported in the “All Other Compensation” column reflect the sum of: (i) the amounts contributed by the Company to the 401(k) Savings Plan and the Supplemental 401(k) Plan, or the Group Registered Retirement Plan, as applicable. The narrative following the table below describes these components of All Other Compensation. As Mr. O’Reilly’s employment terminated after the end of fiscal year 2022, his severance amounts are not included in the Summary Compensation Table. For information regarding the payments and benefits that Mr. O’Reilly received upon his termination, see “
Potential Payments Upon Termination or Change in Control—Severance Benefits—Employment Arrangements.
”

Name	Defined Contribution Plan Matching Contribution ($) (a)	Supplemental 401(k) Plan Contributions ($) (b)	Total ($)
N. de Crescenzo	12,381	89,327	101,708
F. Eliasson	10,532	—	10,532
S. Martin	8,556	—	8,556
K. Joshi	10,972	31,090	42,061
R. O’Reilly	4,505	—	4,505

(a)
Amounts disclosed in this column reflect Company contributions to our 401(k) Savings Plan and/or, in the case of Mr. O’Reilly, the Group Registered Retirement Plan, our defined contribution plan that we sponsor for our Canadian employees.

(b)	Amounts disclosed in this column reflect Company contributions to the Supplemental 401(k) Savings Plan.

Amounts shown in the table reflect the components of All Other Compensation, including any perquisites and personal benefits received by named executive officers in fiscal year 2022 to the extent that the total value of such perquisites and personal benefits was equal to or exceeded $10,000. Items deemed perquisites are valued on the basis of their aggregate incremental cost to the Company. For fiscal year 2022, the value of any perquisites to our named executive officers did not equal or exceed $10,000.
Grants of Plan-Based Awards in Fiscal Year 2022
The following table provides information relating to (i) awards granted under our AIP and (ii) RSUs granted during fiscal year 2022.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares or Units (2)	Grant Date Fair Value of Stock and Option Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	(#)	($)
N. de Crescenzo
AIP		0	1,338,750	1,785,000
RSUs	4/1/2021				289,473	6,481,300
F. Eliasson
AIP		0	580,125	1,740,375
RSUs	4/1/2021				156,798	3,510,707
K. Joshi
AIP		0	476,000	1,428,000
RSUs	4/1/2021				60,307	1,350,274
S. Martin
AIP		0	535,500	1,606,500
RSUs	4/1/2021				60,307	1,350,274
R. O’Reilly
AIP		0	480,028	1,440,085
RSUs	4/1/2021				60,307	1,350,274

(1)
The amounts reported in these columns reflect the full year annual cash incentive award opportunity range under our AIP for fiscal year 2022, the terms of which are summarized under “
Compensation Discussion and Analysis—Annual Cash Incentive Program—Fiscal Year 2022”
 above. For purposes of this table, the “Threshold” amount shown represents an assumption that the Company achieves only the threshold level of Adjusted EBITDA and the individual performance multiplier is slightly greater than 0%, which would result in a de minimis AIP payout. Under the terms of Mr. de Crescenzo’s employment agreement, his annual cash incentive is capped at 200% of his annual base salary.

(2)
Reflects time-vesting RSUs granted in fiscal year 2022. The grant date fair value of the RSUs was computed in accordance with Topic 718 based on the closing share price on the date of grant. See footnote 5 to the Summary Compensation Table. Note that no PSUs were granted in fiscal year 2022, see the discussion regarding PSUs under
“Compensation Discussion and Analysis—Performance Stock Units—Fiscal Year 2022”
 above.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table
Employment Arrangements
In fiscal year 2022, none of our executive officers is party to an employment agreement or offer letter, other than Messrs. de Crescenzo, Eliasson and O’Reilly. The material provisions of Messrs. de Crescenzo’s, Eliasson’s, and O’Reilly’s employment agreements are described below. See
 “Compensation Discussion and Analysis—Employment Agreements”
 above for additional information.
Mr. de Crescenzo’s Employment Agreement
Mr. de Crescenzo’s amended and restated employment agreement, effective as of June 3, 2017, provides that he is to serve as our President and Chief Executive Officer on an at-will
basis. The employment agreement does not contain a specified term and will continue until terminated by either party, provided that Mr. de Crescenzo is required to provide 30 days’ advance written notice prior to his resignation. Mr. de Crescenzo’s employment agreement provides for: (i) a minimum base salary of $721,000; and (ii) eligibility to receive an annual cash incentive award under the AIP with a target of 100% of base salary and a maximum payout of 200% of base salary. Mr. de Crescenzo also is entitled to participate in all employee benefit plans, programs and arrangements generally made available to other executive officers generally. The severance terms contained in Mr. de Crescenzo’s employment agreement are described below under “
—Potential Payments Upon Termination or Change in Control—Severance Benefits—Employment Arrangements.”

Mr. Eliasson’s Offer Letter
Mr. Eliasson’s offer letter, dated March 12, 2018, provides that he is to serve as our EVP & Chief Financial Officer on an at-will
basis. The offer letter does not contain a specified term. Mr. Eliasson’s employment agreement provides for: (i) a base salary of $650,000; (ii) eligibility to receive an annual cash incentive award under the AIP with a target of 85% of base salary; and (iii) relocation benefits, which has a repayment requirement that has lapsed at this time. Mr. Eliasson also is entitled to participate in all employee benefit plans, programs and arrangements generally made available to other executive officers generally, including being eligible to receive long-term incentive awards. The severance terms contained in Mr. Eliasson’s employment agreement are described below under
 “—Potential Payments Upon Termination or Change in Control—Severance Benefits—Employment Arrangements.”
Mr. O’Reilly’s Employment Agreement
Effective as of January 1, 2021, Mr. O’Reilly’s employment was transferred from the United States to Canada, and all employees located in Canada are statutorily required to have an employment agreement. The employment agreement did not contain a specified term and continued until terminated by either party or by mutual consent, provided that Mr. O’Reilly was required to provide at least two weeks advance written notice prior to his resignation. Mr. O’Reilly’s employment agreement provided for: (i) a minimum base salary of CAN $672,746; (ii) eligibility to receive an annual cash incentive award under the AIP with a target of 85% of base salary; and (iii) eligibility for participation in the Company’s long-term incentive program. Mr. O’Reilly was entitled to participate in all employee benefit plans, programs and arrangements generally made available to employees of Change Healthcare Canada and other executive officers generally. The severance terms contained in Mr. O’Reilly’s employment agreement and that he received upon his termination of employment are described below under
 “—Potential Payments Upon Termination or Change in Control—Severance Benefits—Employment Arrangements.”
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

Outstanding Equity Awards at 2022 Fiscal
Year-End
The following table provides information regarding outstanding equity awards held by each of our named executive officers as of March 31, 2022.

		Option Awards										Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (15)
N. de Crescenzo	3/1/2017	792,784	(1)					$8.07	9/30/2023
	3/1/2017	316,000	(1)					19.58	9/30/2023
	8/8/2017	632,000	(2)					18.99	8/8/2027
	8/8/2017					632,000	(4)	18.99	8/8/2027
	5/25/2018	71,00	(2)	23,700	(2)			18.99	5/25/2028
	5/25/2018					94,800	(5)	18.99	5/25/2028
	8/20/2019									49,774	(6)	1,085,073
	8/20/2019												199,099	(9)	4,340,358
	5/1/2020	314,595	(3)					0.38	9/30/2023
	6/17/2020									131,694	(10)	2,870,929
	10/29/2020												220,264	(12)	4,801,755
	4/1/2021									217,104	(14)	4,732,867
F. Eliasson	5/25/2018	695,200	(2)		(2)			18.99	5/25/2028
	5/25/2018					695,200	(5)	18.99	5/25/2028
	8/20/2019									17,313	(8)	377,423
	8/20/2019												69,252	(9)	1,509,694
	6/17/2020									71,334	(11)	1,555,081
	10/29/2020												119,309	(12)	2,600,936
	4/1/2021									117,598	(14)	2,563,636
K. Joshi	3/1/2017	181,620	(1)					8.07	12/5/2023
	3/1/2017	158,000	(1)					19.58	12/5/2023
	8/8/2017	189,600	(2)					18.99	8/8/2027
	8/8/2017					189,600	(4)	18.99	8/8/2027
	5/25/2018	28,440	(2)	9,480	(2)			18.99	5/25/2028
	5/25/2018					37,920	(5)	18.99	5/25/2028
	8/20/2019									8,656	(6)	188,701
	8/20/2019									8,656	(7)	188,701
	8/20/2019												34,626	(9)	754,847
	5/1/2020	72,070	(3)					0.38	12/5/2023
	6/17/2020									41,154	(10)	897,157
	10/29/2020												45,888	(12)	1,000,358
	4/1/2021									60,307	(14)	1,314,693
S. Martin	4/13/2020									115,384	(13)	2,515,371
	6/17/2020									41,154	(11)	897,157
	10/29/2020												45,888	(12)	1,000,358
	4/1/2021									60,307	(14)	1,314,693
R. O’Reilly	8/8/2017	322,320	(2)					18.99	8/8/2027
	8/8/2017					322,320	(4)	18.99	8/8/2027
	5/25/2018	120,870	(2)	40,290	(2)			18.99	5/25/2028
	5/25/2018					161,160	(5)	18.99	5/25/2028
	8/20/2019									9,954	(8)	216,997
	8/20/2019												39,819	(9)	868,054
	6/17/2020									27,436	(11)	598,105
	10/29/2020												45,888	(12)	1,000,358
	4/1/2021									45,230	(14)	986,014

(1)
Reflects stock options that were fully vested on the date of grant. These stock options were granted in connection with our “Joint Venture” with McKesson Corporation (“McKesson”) as replacement awards for vested or deemed vested Legacy Change Healthcare stock options.

(2)
Reflects time-vesting stock options that vest or have vested in equal 25% installments on the first through fourth anniversaries of (i) the March 1, 2017 vesting start date for the options that expire on August 8, 2027, (ii) the April 6, 2018 vesting start date for the options that expire on May 25, 2028, and (iii) the March 19, 2018 vesting start date for Mr. Eliasson’s time-vesting options that expire on May 25, 2028, subject to continued employment through such vesting dates.

(3)
Reflects fully-vested stock appreciation rights, representing stock options of eRx Network that were rolled over into stock appreciation rights of Change Healthcare Inc. in connection with our acquisition of eRx Network on May 1, 2020. The eRx awards are described more fully below under
 “Equity Awards–Legacy eRx Replacement RSUs–Omnibus Plan.”

(4)
Reflects exit-vesting options. The exit-vesting options were granted with an exercise price equal to the fair value of Change Healthcare Inc. common stock on the date of grant and generally vest, subject to the award holder’s continued employment through the vesting date, to the extent affiliates of Blackstone sell more than 25% of the equity interests of the Company (the “exit event”). If the equity interests are sold at a weighted average price in excess of $33.23 per share, the options will fully vest upon the exit event. If sold below the specified weighted average price, one-third
of the options will vest on the exit event, and the remaining two-thirds
will vest in equal installments on the first and second anniversary of the exit event, subject to continued employment through each date. These exit-vesting options were modified in May 2018 to impose a time-based vesting requirement after the performance vesting requirements described in this paragraph are met. See “
Equity Awards–Exit-Vesting Options–2009 Equity Plan
” for additional information.

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

(6)	Represents a grant of restricted stock units, which will vest in full on August 1, 2023, subject to continued employment on such date.

(7)
Due to requirements imposed by the Tax Matters Agreement between McKesson and the Company in order to preserve McKesson’s tax-free
exit, certain of our executives could not receive shares of our common stock for two years following McKesson’s exit as an investor in the Company, which occurred in March 2020. Therefore, Messrs. de Crescenzo and Joshi received cash-settled RSUs for awards that will vest within that two-year
period.
One-third
of these cash-settled RSUs vested on August 1, 2020 due to the “McKesson Exit” in March 2020,
one-third
of the RSUs vested on August 1, 2021 and the remaining
one-third
will vest on August 1, 2022, subject to continued employment on this date. For Mr. de Crescenzo, the RSUs scheduled to vest on August 1, 2022 were accelerated to vest on December 28, 2021 and are no longer outstanding. See the discussion regarding the vesting acceleration under “
Compensation Discussion and Analysis—Acceleration of the Payment of Fiscal Year 2022 AIP Bonuses and the Vesting of Certain Equity Awards
” above.

(8)
Reflects time-vesting RSUs granted in fiscal year 2020 that vest over four years, with 50% of the RSUs vesting on August 1, 2021 and 25% of the RSUs vesting on each of August 1, 2022 and August 1, 2023, subject to continued employment on each such date; provided, that if the McKesson Exit occurred prior to the second anniversary of our initial public offering, then 25% of the RSUs would vest on August 20, 2020. Since the McKesson Exit occurred in March 2020, 25% of the RSUs vested on August 20, 2020, and the remaining 75% of the RSUs vest in equal installments on each of August 1, 2021, August 1, 2022 and August 1, 2023, subject to continued employment on each such date. The RSUs held by Messrs. Eliasson and O’Reilly that were originally scheduled to vest on August 1, 2022 were accelerated to vest on December 28, 2021. See the discussion regarding the vesting acceleration under “
Compensation Discussion and Analysis—Acceleration of the Payment of Fiscal Year 2022 AIP Bonuses and the Vesting of Certain Equity Awards
” above.

(9)
Reflects PSUs which vest according to revenue and Adjusted EBITDA targets as determined following the end of the three-year performance period and the earned PSUs will vest in July 2023. In the table above, the number and market value of units that vest based on revenue and Adjusted EBITDA reflect target performance, because under terms of the Merger Agreement such PSUs will be converted to time-vesting RSUs of UnitedHealth Group assuming target performance. Note that the PSUs granted in fiscal year 2020 have vested at target and not at the actual performance goals achieved, and are not subject to the additional one-year
time vesting after the end of the three-year performance period, and no PSUs were granted in fiscal year 2022, see the discussion regarding PSUs under
“Compensation Discussion and Analysis—Performance Stock Units—Fiscal Year 2022”
 above.

(10)
Represents a grant of stock-settled RSUs that vest in equal installments, with one-third
vesting on each of June 17, 2022, June 17, 2023 and June 17, 2024, subject to continued employment on such date. For Mr. de Crescenzo, the RSUs scheduled to vest on June 17, 2022 were accelerated to vest on December 28, 2021. See the discussion regarding the vesting acceleration under “
Compensation Discussion and Analysis—Acceleration of the Payment of Fiscal Year 2022 AIP Bonuses and the Vesting of Certain Equity Awards
” above.

(11)
Reflects time-vesting RSUs granted in fiscal year 2021 that vest over four years, with 25% vesting on each of June 17, 2021, June 17, 2022, June 17, 2023 and June 17, 2024, subject to continued employment on each such date. In accordance with the vesting schedule, 25% of the RSUs vested on June 17, 2021, and the RSUs originally scheduled to vest on June 17, 2022 for Messrs. Eliasson and O’Reilly were accelerated to vest on December 28, 2021. See the discussion regarding the vesting acceleration under “
Compensation Discussion and Analysis—Acceleration of the Payment of Fiscal Year 2022 AIP Bonuses and the Vesting of Certain Equity Awards
” above. The remaining 50% of the RSUs will vest in equal installments on each of June 17, 2023 and June 17, 2024, subject to continued employment on each such date.

(12)
Reflects PSUs which vest according to revenue and Adjusted EBITDA targets as determined following the end of the three-year performance period and the earned PSUs will vest in June 2023. In the table above, the number and market value of units that vest based on revenue and Adjusted EBITDA reflect target performance, because under terms of the Merger Agreement such PSUs will be converted to time-vesting RSUs of UnitedHealth Group assuming target performance.

(13)
Reflects time-vesting RSUs granted in connection with Mr. Martin’s commencement of employment of April 13, 2020 and which vest over four years, with 25% of the RSUs vesting on April 13, 2021, April 13, 2022, April 13, 2023 and April 13, 2024, subject to continued employment on each vesting date.

(14)
Reflects time-vesting RSUs granted in fiscal year 2022 that vest over four years in equal installments on each of April 1, 2022, April 1, 2023, April 1, 2024 and April 1, 2025, subject to continued employment on each such date. RSUs originally scheduled to vest on April 1, 2022 were accelerated to vest on December 28, 2021 for Messrs. de Crescenzo, Eliasson, and O’Reilly. See the discussion regarding the vesting acceleration under “
Compensation Discussion and Analysis—Acceleration of the Payment of Fiscal Year 2022 AIP Bonuses and the Vesting of Certain Equity Awards
” above.

(15)	Amounts reported are based on the closing price of our common stock of $21.80 as of March 31, 2022 multiplied by the number of reported shares.

Option Exercises and Stock Vested in Fiscal Year 2022
The following table provides information regarding the vesting of 2.5x exit-vesting restricted stock, Legacy eRx Replacement RSUs and time-vesting RSUs held by our named executive officers during fiscal year 2022:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#) (1)	Value Realized on Vesting ($) (2)
N. de Crescenzo	—	—	640,489	$14,428,914
F. Eliasson	—	—	145,161	$3,175,065
S. Martin	—	—	52,180	$1,181,100
K. Joshi	—	—	116,699	$2,688,020
R. O’Reilly	—	—	62,423	$1,363,397

(1)
Represents the gross number of shares that vested in fiscal year 2022.Vested stock awards in fiscal year 2022 include 2.5 exit-vesting restricted stock and Legacy eRx Replacement RSUs held by Messrs. de Crescenzo and Joshi with realized value of $7,798,703 and $2,183,624, respectively. 2.5x exit-vesting restricted stock and Legacy eRx Replacement RSUs vested based on the achievement of performance goals that Blackstone certified in June 2021. See “
Equity Awards––2.5x Exit-Vesting Restricted Stock–Omnibus Plan
” and “
Equity Awards–Legacy eRx Replacement RSUs–Omnibus Plan
” for more information on the 2.5 exit-vesting restricted stock and Legacy eRx Replacement RSUs. Time-based stock awards that vested in accordance with vesting schedule were as follows: Mr. de Crescenzo: 115,622 shares with a value of $2,599,706; Mr. Eliasson: 52,981 shares with a value of $1,198,726; Mr. Martin 52,180 shares with a values $1,181,100; Mr. Joshi: 22,374 shares with a value of $504,396 and Mr. O’Reilly: 23,673 shares with a value of $532,597. Accelerated time-based stock awards that vested in December 2021 were as follows: Mr. de Crescenzo: 187,990 shares with a value of $4,030,506; Mr. Eliasson: 92,180 shares with a value of $1,976,339 and Mr. O’Reilly: 38,750 shares with a value of $830,800.

(2)	The value realized upon vesting of RSUs is calculated by multiplying the number of RSUs vested by the closing price of Change Healthcare common stock on the day of vesting.
There were no stock options exercised by our named executive officers in fiscal year 2022.
Pension Benefits in Fiscal Year 2022
None of our named executive officers participate in or have accrued benefits under qualified or nonqualified defined benefit plans sponsored by us.
Nonqualified Deferred Compensation for Fiscal Year 2022
The following table provides information regarding the named executive officers who participated in the DCAP and Supplemental 401(k) Plan in fiscal year 2022.

	Executive Contributions in Last FY	Registrant Contributions in Last FY	Aggregate Earnings (Loss) in Last FY	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last Fiscal Year End
Name	($) (1)	($) (2)	($) (3)	($)	($) (4)
Neil de Crescenzo
Supplemental 401(k) Plan	638,047	89,327	(51,134)	—	885,484
DCAP	164,688	—	(95,861)	—	1,814,638

Kriten Joshi
Supplemental 401(k) Plan	53,297	31,090	(3,073)	—	81,313
DCAP	934,997	—	(14,897)		920,100

(1)
Amounts reported in this column reflect contributions made by the named executive officer with respect to fiscal year 2022 into the DCAP and/or Supplemental 401(k) Plan. The amounts reported as contributions to the Supplemental 401(k) Plan are reported as compensation for fiscal year 2022 under Salary in the Summary Compensation Table above. The amounts reported as contributions to the DCAP are reported as compensation for fiscal year 2022 under
Non-Equity
Incentive Plan Compensation in the Summary Compensation Table above.

(2)
Amounts reported in this column reflect contributions by the Company with respect to fiscal year 2022 to the Supplemental 401(k) Plan. There are no employer contributions to the DCAP. The amounts reported are reported as compensation for fiscal year 2022 under “All Other Compensation” in the Summary Compensation Table above.

(3)
Because amounts included in this column do not reflect above-market or preferential earnings, none of these amounts are reported as compensation for fiscal year 2022 in the Summary Compensation Table above.

Narrative to Nonqualified Deferred Compensation for Fiscal Year 2022 Table
In fiscal year 2022, Change Healthcare offered two unfunded, nonqualified retirement plans, the DCAP and Supplemental 401(k) Plan, to a select group of management or highly compensated employees who met the plans’ eligibility requirements.
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
Supplemental 401(k) Plan
The Supplemental 401(k) Plan allows participants to elect to defer current compensation that exceeds the limitations of U.S. tax laws for the 401(k) Savings Plan and to provide employer matching contributions credited at a rate of up to 4% of pay when a participant defers 5% of pay, and participants may receive “Additional Matching Employer Contributions” credited to their account following the end of any fiscal year in which the participant defers compensation under the Supplemental 401(k) Plan. Participants may defer the difference between the maximum rate of deferral under the 401(k) Savings Plan multiplied by the participant’s compensation and the amount the participant can defer under the 401(k) Savings Plan with the limits imposed by Section 401(a) (17) of the Code, and they are always 100% vested in their contributions. Participants may also receive an additional Company match in the same percentage as the “Additional Matching Employer Contribution” (as defined in the 401(k) Savings Plan) percentage that would have been credited to the participant’s account if the deferrals were made under the 401(k) Savings Plan. The applicable vesting rules are the same as would apply under the 401(k) Savings Plan. The Compensation Committee may also make an additional discretionary contribution, which shall be forfeited if a participant separates from service prior to vesting.
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

Potential Payments Upon Termination or Change in Control
The following summaries and table describe and quantify the potential payments and benefits that we would provide to our named executive officers in connection with their termination of employment and/or change in control. In determining amounts payable, we have assumed in all cases that the terms of the named executive officer’s current equity award agreement(s), employment agreements for Messrs. de Crescenzo and O’Reilly, offer letter for Mr. Eliasson, and current Executive Severance Guidelines were in effect on, and the termination of employment and/or change in control occurred on, March 31, 2022, the last business day of fiscal year 2022.
Severance Benefits-Employment Arrangements
Mr. de Crescenzo
If Mr. de Crescenzo’s employment is terminated without “cause” by the Company, by Mr. de Crescenzo for “good reason,” or in the event of death or “disability” (as such terms are defined in Mr. de Crescenzo’s employment agreement), in addition to certain accrued amounts, Mr. de Crescenzo will be entitled to receive (i) 24 months of base salary continuation; (ii) an amount equal to two times his annual target bonus, payable over 24 months; and (iii) a lump sum amount equal to the portion of the health insurance premium that the Company would have paid for active employees with similar coverage for a period of 18 months. The amounts payable to Mr. de Crescenzo upon a termination of employment described above are subject to Mr. de Crescenzo executing and not revoking a release of claims in favor of the Company.
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
lump-sum
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
Mr. O’Reilly
If Mr. O’Reilly’s employment was terminated without “cause” by the Company or by Mr. O’Reilly for “good reason” (as such terms are defined under the Executive Severance Guidelines or Canadian law, as applicable), in addition to certain accrued amounts, Mr. O’Reilly would be entitled to receive (i) 12 months of base salary, (ii) continued coverage under the Company’s Canadian medical, dental and prescription drug plans on the same terms as active employees during the
12-month
period following termination of employment and (iii) a prorated AIP bonus (the “Severance Benefits”). The amounts payable to Mr. O’Reilly upon a termination of employment described above were subject to Mr. O’Reilly executing and not revoking a release of claims in favor of the Company. Mr. O’Reilly was entitled to certain payments if his employment was terminated by the Company within 12 months after a change in control, however, those payments are moot as his termination occurred prior to a change in control.
Effective April 10, 2022, Mr. O’Reilly ceased being an executive officer of the Company and transitioned to a consulting role. In connection with his termination of employment and because he signed a release of claims, Mr. O’Reilly received the Severance Benefits. Mr. O’Reilly received his full AIP bonus because he was employed during the entire fiscal year, so no proration for working a partial year applied. In addition, Mr. O’Reilly remains eligible to receive an executive physical exam during the
12-month
period after his termination. Because Mr. O’Reilly will continue providing service to the Company as a consultant, his equity awards remain outstanding until he ceases providing services to the Company or as otherwise provided under the terms of his award agreements.
Severance Benefits-Executive Severance Guidelines
Our named executive officers, excluding Messrs. de Crescenzo, Eliasson and O’Reilly, are eligible to receive severance in accordance with the U.S. Executive Severance Benefit Guidelines (the “Executive Severance Guidelines”). In connection with our initial public offering, each of our U.S. named executive officers who were party to an employment agreement, other than Messrs. de Crescenzo and Eliasson, agreed to terminate such employment agreement and to be subject to the Executive Severance Guidelines, superseding any severance provisions contained in their employment agreements. All of our U.S. named executive officers, excluding Messrs. de Crescenzo and Eliasson, would be eligible to receive amounts under the Executive Severance Guidelines unless: (i) the executive voluntarily terminates employment, such as through resignation or retirement; (ii) the executive rejects an offer of “comparable employment” with the Company; or (iii) in connection with a “change in control” between the Company and another entity, the surviving entity employs executive for 12 months after the change in control in the same position he or she held immediately prior or offers comparable employment to the executive.

If none of these exceptions apply, the Executive Severance Guidelines provide that, if an executive’s employment is terminated without “cause” or the executive experiences a constructive termination that the executive and the Company agree is a qualifying termination, then the executive will be entitled to receive:

•	a lump sum payment in an amount equal to 12 months of the executive’s base salary in effect on the date of termination;

•
a lump sum payment in an amount equal to the total amount of the monthly COBRA health insurance premiums that the Company and the executive would pay for employees with similar coverage during the
12-month
period following the termination; and

•
if the termination occurs within 12 months after a change in control, an amount equal to the bonus the executive would have received under the AIP at one-times
the executive’s full target payout for the year in which the termination occurs.

For these purposes, “cause,” “change in control,” “comparable employment” and “qualifying termination” have the meanings ascribed to such terms in the Executive Severance Guidelines.
Our Executive Severance Guidelines contains a
“best-of-net”
provision. With a
“best-of-net”
provision, if any of the participants is subject to an excise tax under Code Section 4999 as it related to Code Section 280G, then the amount of severance the participant receives may be reduced so that the excise tax does not apply; however, such reduction will only occur if it results in the receipt of a greater after-tax
severance to the executive than would otherwise be provided absent application of the reduction.
In order to receive payments under the Executive Severance Guidelines, the executive must execute and not revoke a release of claims in favor of the Company.
Equity Awards
Time-Vesting Options - 2009 Equity Plan
In the event of a “change of control” (as defined in the 2009 Equity Plan) during the named executive officer’s continued employment, all unvested time-vesting stock options will become fully vested on an accelerated basis.
In addition, if Mr. de Crescenzo’s employment is terminated without cause, by him for good reason or due to Mr. de Crescenzo’s qualifying retirement, death or disability, the next installment of his time-vesting options will become vested and fully exercisable.
Exit-Vesting Options - 2009 Equity Plan
The exit-vesting options granted in August 2017, were granted with an exercise price equal to the fair value of Change Healthcare common stock on the date of grant and generally vest, subject to the optionholder’s continued employment through the vesting date, to the extent affiliates of Blackstone sell more than 25% of the equity interests of the Company (the “exit event”). If the equity interests are sold at a weighted average price in excess of $33.23 per share, the options will fully vest upon the exit event. If sold below the specified weighted average price, one-third
of the options will vest on the exit event, and the remaining two-thirds
will vest in equal installments on the first and second anniversary of the exit event, subject to continued employment through each date. In May 2018, the terms of the exit-vesting options were modified to permit, in addition to existing vesting provisions, vesting to occur in three equal installments commencing on the earlier of the date that (i) affiliates of Blackstone sell more than 25% of the equity interests of the Joint Venture held by it on the exit event and McKesson distributes more than 50% of the equity interests of the Joint Venture held by it on the exit event or (ii) McKesson and affiliates of Blackstone collectively sell more than 25% of the aggregate equity interests held by McKesson and Blackstone on the exit event.
The exit-vesting options granted in May 2018, were granted with an exercise price equal to the fair value of Change Healthcare Inc. common stock on the date of grant and generally vest, subject to the award holder’s continued employment through the applicable vesting date, in three equal annual installments beginning on the date on which affiliates of Blackstone sell more than 25% of the equity interests of the Company.
In the event of a change in control during the named executive officer’s continued employment, the exit-vesting options will vest to the extent that the applicable vesting criteria discussed above under “
Outstanding Equity Awards at 2022 Fiscal
Year-End
” are satisfied in connection with the change in control. In addition, if Mr. de Crescenzo’s employment is terminated without cause, by him for good reason or due to Mr. de Crescenzo’s qualifying retirement, death or disability, his exit-vesting options will remain outstanding and be eligible to vest, subject to satisfaction of the applicable vesting criteria, for six months following the date of termination.

2.5x Exit-Vesting Restricted Stock - 2009 Equity Plan
We granted shares of restricted stock (the “2.5x exit-vesting restricted stock”) in connection with our Joint Venture as replacement awards for unvested exit-vesting legacy Change Healthcare stock options. The shares of 2.5x exit-vesting restricted stock vested in full in June 2021, as the performance goals have been met as follows: Blackstone has sold at least 25% of the maximum number of shares of capital stock in the Company and eRx Network Holdings, Inc. (“eRx”) (measured together on a weighted average shares basis) held by it from time to time and received cash proceeds from this equity investment at a weighted average price per share that is (i) equal to at least 2.5 times the amount of Blackstone’s weighted average price per share for its equity investment or (ii) sufficient to result in an annual internal rate of return of at least 25% on such shares sold assuming that Blackstone’s original purchase price for such shares sold was the weighted average price per share for all such shares acquired by Blackstone from time to time.
Restricted Stock Units - Omnibus Plan
In the event of a “change in control” (as defined in the Omnibus Plan) during the named executive officer’s continued employment, if within 12 months following the change in control such named executive officer’s employment is terminated by the Company without cause or by him for good reason, then all unvested RSUs will become fully vested on an accelerated basis.
In addition, all unvested RSUs will also become fully vested upon the death of the named executive officers. Upon the occurrence of a disability or upon a retirement, a prorated portion of the unvested RSUs will become vested for the named executive officers.
Performance Stock Units - Omnibus Plan
If a named executive officer’s employment is terminated due to disability or upon a retirement (as such terms are defined in the Omnibus Plan) prior to the end of the performance period, a prorated number of PSUs, based on the number of days the named executive officer was employed during the performance period, will remain outstanding and eligible to become earned PSUs based on actual performance during the performance period. If a named executive officer’s employment is terminated due to disability or upon a qualifying retirement after the end of the performance period, any earned PSUs will vest and be settled in cash within 30 days following the date that the PSUs are determined to be vested for the other participants.
In the event of the death of a named executive officer prior to the end of the performance period, all PSUs will remain outstanding and eligible to become earned PSUs based on actual performance during the performance period. If a named executive officer’s death occurs after the end of the performance period, then any earned PSUs will vest and be settled in cash within 30 days following the date that the PSUs are determined to be vested for the other participants, which is expected to be in July 2023 for currently outstanding PSUs.
If a named executive officer’s employment is terminated by the Company without cause or by him for good reason within 12 months following the change in control that occurs during the named executive officer’s continued employment, then all unvested PSUs will become fully vested on an accelerated basis to the extent not vested in connection with the change in control.
Legacy eRx Replacement RSUs – Omnibus Plan
In connection with our acquisition of eRx, we issued replacement awards with vesting and exercisability terms generally identical to the existing eRx awards that were replaced. These replacement awards were granted under the Omnibus Incentive Plan and consisted of unvested RSUs and unvested stock appreciation rights with terms identical to the original eRx awards. In connection with the eRx acquisition, Messrs. de Crescenzo and Joshi received 64,327 and 18,011 RSUs, respectively. The awards vested in June 2021, as the following performance goals were met: Blackstone has sold at least 25% of the maximum number of shares held by it (i.e., a liquidity event) and achieved specified rates of return that vary by award. We paid Messrs. de Crescenzo and Joshi cash in settlement of the vested eRx awards based on their fair value at the vesting date.
Estimated Payments and Benefits Upon Termination
The following table describes the potential benefits that would have been payable to our currently employed named executive officers under existing plans and contractual arrangements assuming a termination occurred on March 31, 2022, the last business day of fiscal year 2022. The amounts shown in the table do not include payments and benefits to the extent they are provided generally to all salaried employees upon termination of employment and do not discriminate in scope, terms or operation in favor of the named executive officers. The amounts shown in the table also do not include any distributions of previously vested plan balances under our 401(k) Savings Plan and our nonqualified deferred compensation retirement plans. See “
Nonqualified Deferred Compensation for Fiscal Year 2022
” above for information about our nonqualified deferred compensation retirement plans.

Name	Payment Element	Termination by us Without “Cause,” “Good Reason” or Qualifying Termination (b)		Termination by us Without “Cause,” “Good Reason” or Qualifying Termination within 12 months of Change in Control (c)	Change in Control Only (d)	Death (e)		Disability (e)
N. de Crescenzo	Salary Continuation		$1,785,000	$1,785,000	—		$1,785,000		$1,785,000
	Bonus Payment		$2,677,500	$2,677,500	—		$2,677,500		$2,677,500
	COBRA Payments		$30,355	$30,355	—		$30,355		$30,355
	Equity Award Acceleration (a)	$		$19,939,888	$66,597		$17,830,983		$8,264,416

F. Eliasson	Salary Continuation		$682,500	$682,500	—	$		$
	Bonus Payment		$580,125	$580,125	—	$		$
	COBRA Payments		$29,088	$29,088	—	$		$
	Equity Award Acceleration (a)		$—	$10,560,283	$—		$8,606,771		$3,243,651

K. Joshi	Salary Continuation		$560,000	$560,000	—	$		$
	Bonus Payment	$		$476,000	—	$		$
	COBRA Payments		$24,104	$24,104	—	$		$
	Equity Award Acceleration (a)	$		$5,010,427	$26,639		$4,344,457		$2,267,670

S. Martin	Salary Continuation		$630,000	$630,000	—	$		$
	Bonus Payment	$		$535,500	—	$		$
	COBRA Payments		$17,530	$17,530	—	$		$
	Equity Award Acceleration (a)	$		$5,727,579	—		$5,727,579		$2,038,676

R. O’Reilly (f)	Salary Continuation		$564,739	$564,739	—	$		$
	Bonus Payment	$		$480,028	—	$		$
	COBRA Payments		$3,130	$3,130	—	$		$
	Equity Award Acceleration (a)(g)	$		$5,141,322	$113,215		$3,669,529		$1,534,960

(a)	Amounts reported assume that PSUs vest at target.
(b)
For all individuals except Messrs. de Crescenzo and Eliasson, the bonus payment is made only if termination occurs within 12 months following a change in control. Messrs. de Crescenzo and Eliasson also receive the disclosed amounts in this column for termination by the executive for “good reason.”

(c)
All outstanding equity awards will fully vest in the event of a termination of employment by the Company without cause or a resignation for good reason within 12 months following a change in control. Amounts reported assume that PSUs vest at target.

(d)
Amounts reported with respect to a Change in Control Only reflect the value of the time-vesting options that fully vest and become exercisable upon a change in control. No amounts have been reported with respect to the exit-vesting options as we have assumed such awards would not have vested upon a change in control because the performance condition would not have been satisfied.

(e)
RSUs and PSUs granted in August 2019, RSUs granted in June 2020 and PSUs granted in October 2020, and RSUs granted in April 2021 fully vest (based on actual performance for PSUs) in the event of death and prorated amounts will vest in the event of retirement or disability. Only Mr. de Crescenzo is eligible for salary continuation, bonus payment and COBRA payments upon death or disability.

(f)
The amounts reflected in this table with respect to Mr. O’Reilly are amounts that were actually paid or the value of the benefit provided to him upon his termination of employment, which amounts are in U.S. dollars as converted from Canadian dollars using an exchange rate of $0.79948. In addition, Mr. O’Reilly may take advantage of an executive physical exam paid by the Company during the 12 months following his termination of employment of a value of up to US$11,400.

(g)	No equity awards were accelerated in connection with Mr. O’Reilly’s termination of employment. He continues to vest in his equity awards, as he is providing services to the Company as a consultant.
CEO Pay Ratio
As permitted by SEC rules, we used the same median employee this year that we used for our pay ratio disclosure in our fiscal year 2021 proxy statement, because there has been no material change in our global employee population or employee compensation arrangements that we believe would result in a significant impact to the pay ratio. We identified our median employee using our global employee population identified as of January 1, 2021, which included employees in the United States, Australia, Canada, Ireland, Israel and the United Kingdom. We used annual base pay as our consistently applied compensation measure. For purposes of our CEO pay ratio, our Chief Executive Officer’s compensation is $9,329,762 and our median employee compensation is $65,479. Accordingly, our Chief Executive Officer to median employee pay ratio is 142:1. We determined our Chief Executive Officer’s annual total compensation for fiscal 2022 as reported in our Fiscal 2022 Summary Compensation Table.

Our CEO pay ratio was calculated in compliance with the requirements set forth in Item 402(u) of
Regulation S-K
and is a reasonable estimate. Our pay ratio and may not be comparable to the CEO pay ratio reported by other companies because the SEC rules for identifying the median employee and calculating the pay ratio allow companies to use different methodologies, exemptions, estimates and assumptions.

Director Compensation
For fiscal year 2022, we offered a market-competitive director compensation program for non-employee,
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
Directors who are employed by us and Directors who are affiliated with Blackstone are not compensated by us for their services as Directors. In fiscal year 2022, Messrs. Nagji, Pead, Roe and Zollars and Msses. Domenici and McKenzie each received an annual cash retainer of $120,000. In addition, Mr. Zollars received an additional $15,000 for service as the chair of the Nominating and Corporate Governance Committee, Mr. Pead received an additional $30,000 for serving as the chair of the Compliance Committee and Mr. Roe received an additional $30,000 for serving as chair of the Audit Committee. Each of Messrs. Lance, Nagji, Pead, Roe and Zollars and Msses. Domenici and McKenzie were granted 7,136 RSUs.
The table below shows amounts paid to our
non-employee
Directors that received compensation for the year ended March 31,2022.

Director	Cash Retainer Fees	Stock Awards (1)	Total
Howard L. Lance	$300,000	$165,198	$465,198
Nella Domenici	$120,000	$165,198	$285,198
Diana McKenzie	$120,000	$165,198	$285,198
Bansi Nagji	$120,000	$165,198	$285,198
Philip M. Pead	$150,000	$165,198	$315,198
Phillip W. Roe	$150,000	$165,198	$315,198
Robert J. Zollars	$135,000	$165,198	$300,198

(1)
Stock awards were granted on June 22, 2021 using the
60-day
average closing price ended May 31, 2021 to calculate the number of awards. The amounts reported in this column reflect the aggregate grant date fair value of the awards. We calculate the grant date fair value of these awards in accordance with FASB ASC Topic 718 based on the closing share price on the date of grant. As of March 31, 2022, the aggregate number of outstanding option awards held by each non-employee
director was as follows: Mr. Lance: 206,882 stock appreciation rights and 75,596 options; Mr. Pead: 11,439 stock appreciation rights and 60,428 options; Mr. Roe: 11,439 stock appreciation rights and 60,428 options and Mr. Zollars: 31,600 options. In connection with certain joint venture transactions in 2017, a portion of the vested or deemed vested Legacy Change Healthcare stock options awarded to Messrs. Lance, Pead and Roe was cashed out and the remaining portion was replaced with vested stock options of the Company. Similarly, a portion of Mr. Lance’s vested or deemed vested Legacy Change Healthcare stock appreciation rights were cashed out and a portion were replaced with vested stock appreciation rights of the Company. Unvested exit-vesting Legacy Change Healthcare stock appreciation rights held by Mr. Lance were replaced with 2.5x exit-vesting stock appreciation rights of the Company with vesting conditions substantially similar to the original awards. In connection with our acquisition of eRx Networks on May 1, 2020, Messrs. Lance, Pead and Roe elected to roll over vested stock option in eRx Networks into vested stock appreciation rights in the Company. The vesting conditions and other material terms are substantially similar to the vested replacement stock options and unvested replacement 2.5x exit-vesting restricted stock awards described above under “
Outstanding Equity Awards at 2022 Fiscal
Year-End
.”

Item 12. Security Ownership of Certain Beneficial Owners and Management
The table and accompanying footnotes below show information regarding the beneficial ownership of our common stock as of July 1, 2022 by:

•	Each person who is known by us to own beneficially more than 5% of our common stock;

•	Each current director and nominee for director;

•	Each named executive officer; and

•	All directors and executive officers as a group.
This information has been provided by each of the directors, executive officers and nominees at the request of the Company or derived from statements filed with the SEC pursuant to Section 13(d) or 13(g) of the Exchange Act. Beneficial ownership of securities as shown below has been determined in accordance with applicable guidelines issued by the SEC and includes the possession, directly or indirectly, through any formal or informal arrangement, either individually or in a group, of voting power (which includes the power to vote, or to direct the voting of, such security) and/or investment power (which includes the power to dispose of, or to direct the disposition of, such security). Shares of common stock underlying options that are currently exercisable or exercisable within 60 days are considered outstanding and beneficially owned by the person holding the options for the purposes of computing the percentage ownership of that person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Holders of RSUs and PSUs granted under Omnibus Plan have the right to direct the voting of the shares underlying those RSUs and PSUs only to the extent the shares are vested. As of July 1, 2022, 319,402,277 shares of common stock were outstanding.

Except as otherwise indicated and subject to applicable community property laws, each owner has sole voting and investment power with respect to the securities listed.

Name	Share Beneficially Owned as of July 1, 2022		Number of Shares Subject to Option Exercisable as of July 1, 2021 (or which become exercisable within 60 days of this date)	Number of RSUs that Vest within 60 Days of July 1, 2022(7)	Total	Percent of Class
Blackstone	59,620,253	(1)			59,620,253	32.42%
UnitedHealth Group Incorporated	59,046,102	(2)			59,046,102	32.10%
The Vanguard Group	21,424,231	(3)			21,424,231	11.65%
Clarkston Capital Partners, LLC	18,886,565	(4)			18,886,565	10.27%
Camber Capital Management LP	16,978,020	(5)			16,978,020	9.23%
Named Executive Officers and Directors
Neil de Crescenzo	373,000		2,077,851	230,497	2,681,348	1.46%
Fredrik Eliasson(6)	240,139		926,934	85,099	1,252,172	*
Kriten Joshi	185,603		642,980	55,127	883,710	*
Steven Martin	84,732		0	20,316	105,048	*
Roderick O’Reilly	37,492		644,640	39,819	721,951	*
Howard Lance	218,856		225,281	0	444,137	*
Nella Domenici	21,622		0	0	21,622	*
Nicholas Kuhar	0		0	0	0	*
Diana McKenzie	33,048		0	0	33,048	*
Bansi Nagji	31,622		0	0	31,622	*
Philip Pead	94,984		60,428	0	155,412	*
Phillip Roe	33,048		60,428	0	93,476	*
Neil Simpkins	0		0	0	0	*
Robert Zollars	33,048		31,600	0	64,648	*
All Executive Officers and Directors as a Group (19 persons)(8)	1,599,583		5,424,232	591,156	7,614,971

*	Less than 1%
(1)
Reflects 59,040,668 shares directly held by BCP Summit Holdings L.P., 5,434 shares directly held by BF1P Summit Holdings L.P. and 574,151 shares directly held by GSO COF Facility LLC (together with BCP Summit Holdings L.P. and BFIP Summit Holdings L.P.. the “Blackstone Funds”). The general partner of BCP Summit Holdings L.P. is BCP Summit Holdings GP L.L.C. The general partner of BFIP Summit Holdings L.P. is BFIP Summit Holdings GP L.L.C. The sole member of BCP Summit Holdings GP L.L.C, is Blackstone Management Associates VI L.L.C. The sole member of Blackstone Management Associates VI L.L.C, is BMA VI L.L.C. The managing member of BMA VI L.L.C, is Blackstone Holdings III L.P. The sole member of BFIP Summit Holdings GP L.L.C, is BCP VI
Side-by-Side
GP L.L.C. The sole member of BCP VI
Side-by-Side
GP L.L.C, is Blackstone Holdings III L.P. The general partner of Blackstone Holdings III L.P. is Blackstone Holdings III GP L.P. The general partner of Blackstone Holdings III GP L.P. is Blackstone Holdings III GP Management L.L.C. The sole member of Blackstone Holdings III GP Management L.L.C, is The Blackstone Group Inc. The collateral manager of GSO COF Facility LLC is Blackstone Alternative Credit Advisors LP (f/k/a GSO Capital Partners LP). GSO Advisor Holdings L.L.C, is the special limited partner of Blackstone Alternative Credit Advisors LP with the investment and voting power over the securities beneficially owned by Blackstone Alternative Credit Advisors LP. The sole member of GSO Advisor Holdings L.L.C, is Blackstone Holdings I L.P. The general partner of Blackstone Holdings 1 L.P. is Blackstone Holdings I/II GP L.L.C. The sole member of Blackstone Holdings I/II GP L.L.C, is The Blackstone Group Inc. The sole holder of the Series II preferred stock of The Blackstone Group Inc. is Blackstone Group Management L.L.C. Blackstone Group Management L.L.C, is wholly-owned by Blackstone’s senior managing directors and controlled by its founder, Stephen A. Schwarzman. Each of the entities described in this footnote and Mr. Schwarzman may be deemed to beneficially own the shares beneficially owned by the Blackstone Funds directly or indirectly controlled by it or him, but each disclaims beneficial ownership of such shares (other than the Blackstone Funds to the extent of their direct holdings). The address of Mr. Schwarzman and each of the other entities listed in this footnote (other than GSO COF Facility LLC and Blackstone Alternative Credit Advisors LP) is c/o The Blackstone Group Inc., 345 Park Avenue, New York, New York

10154. The address of GSO COF Facility LLC and Blackstone Alternative Credit Advisors LP is c/o Blackstone Alternative Credit Advisors LP, 345 Park Avenue, New York, New York 10154. As of July 1, 2021, Blackstone entities have pledged, hypothecated or granted security interests in 59,046,102 of the shares of Change Healthcare Common Stock held by them pursuant to a margin loan agreement with customary default provisions. In the event of a default under the margin loan agreement, the secured parties may foreclose upon any and all shares of Change Healthcare Common Stock pledged to them and may seek recourse against the borrower.

(2)
Based on the Schedule 13D filed by UnitedHealth Group, UnitedHealth Group may be deemed to share voting and dispositive power with respect to shares owned beneficially or of record by certain investment funds affiliated with Blackstone as a result of certain provisions contained in the Support Agreement dated as of January 5, 2021, by and among UnitedHealth Group and certain investment funds affiliated with Blackstone as described further in the Schedule 13D. As of January 5, 2021, the total number of shares owned beneficially or of record by such investment funds affiliated with Blackstone and subject to the Support Agreement was 59,046,102. The address of the principal executive offices of UnitedHealth Group is 9900 Bren Road East, Minnetonka, Minnesota 55343.

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

(6)	140,000 shares are held by a trust, of which Mr. Eliasson and his spouse are trustees.

(7)	Includes the RSUs granted and vesting within the 60-day period following July 1, 2022 in connection with the attainment of the previously granted performance-based incentive awards.

(8)
Reflects security ownership of our current directors and executive officers, which does not include securities owned by Roderick O’Reilly, who ceased serving as an executive officer of the Company effective April 10, 2022.

Equity Compensation Plan Information
In connection with our IPO, our Board adopted, and our stockholders approved, the Omnibus Plan and the Change Healthcare Inc. 2019 Employee Stock Purchase Plan (the “ESPP”). Pursuant to the Omnibus Plan, we may grant awards of (i) incentive and nonqualified stock options; (ii) stock appreciation rights; (iii) restricted stock; (iv) restricted stock units; and (v) other equity-based award or cash-based incentive awards. Outstanding awards under the Amended and Restated HCIT Holdings, Inc. 2009 Equity Plan continue to be governed by the terms of such plan and the applicable award agreement. Following our IPO, our Board determined that no new awards will be granted under the 2009 Equity Plan.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plan approved by security holders:
Omnibus Plan (1)	13,311,249		$0		37,978,393
ESPP (2)	0		n/a		14,582,873
2009 Equity Plan	11,910,814		$17.43		0
Equity compensation plans not approved by security holders	0		$0		0

Total (3)	25,222,063	(4)	$17.43	(5)	52,561,266

(1)
The number of shares available for awards under the Omnibus Plan is automatically increased on the first day of each fiscal year by a number of shares of common stock equal to the lesser of (x) 15,000,000 shares of Common Stock, (y) 5% of the total number of shares of Common Stock outstanding on the last day of the immediately preceding fiscal year, and (z) a lower number of shares of Common Stock as determined by the Board.

(2)	The ESPP is a tax-qualified Code Section 423 stock purchase plan under which eligible employees are permitted to purchase shares of our Common Stock at a 15% discount.

(3)	The amounts shown include securities issuable under the Omnibus Plan, ESPP and upon settlement of outstanding awards under the 2009 Equity Plan.

(4)
Includes an aggregate of 9,243,519 shares of common stock issuable in settlement of outstanding awards of RSUs, 3,885,158 shares of common stock issuable in settlement of outstanding awards of PSUs, 11,761,129 shares of common stock issuable upon exercise of outstanding stock options, 182,572 shares of common stock issuable upon settlement of outstanding deferred stock units (“DSUs”), and 149,685 shares of common stock issuable upon settlement of outstanding stock appreciation rights. The number of shares to be issued in respect of outstanding performance-based awards assumes that the maximum level of performance applicable to awards will be achieved. As discussed above, subsequent to fiscal year end, the Compensation Committee determined that the PSUs granted in fiscal year 2020 would vest at target (100%).

(5)	Weighted-average exercise price of outstanding options; excludes RSUs, PSUs and DSUs because these awards have no exercise price.

Item 13.Certain Relationships and Related Transactions, and Director Independence
The Board has a written policy that requires notification, review and approval of related person transactions. Under the policy, all related person transactions are subject to ongoing review and approval or ratification by the Audit Committee. A “related person” generally means directors (and nominees), executive officers, stockholders owning more the 5% of our common stock and immediate family members or entities affiliated with any of the foregoing.
The following section describes certain transactions since the beginning of the fiscal year ended March 31, 2022 in which the Company or any of its subsidiaries was a party in which the amount involved exceeded $120,000 and in which a related person had (or may have had) a direct or indirect material interest.
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
(the “Distribution”) of its interest in the Joint Venture (“Qualified McKesson Exit”) through an exchange offer of its common stock for shares of PF2 SpinCo, Inc, a Delaware corporation and wholly owned subsidiary of McKesson (“SpinCo”). On March 10, 2020 (the “Merger Effective Date”), pursuant to the Agreement and Plan of Merger, dated December 20, 2016 (the “McKesson Merger Agreement”), by and among Change Healthcare Inc., McKesson and SpinCo, Change Healthcare Inc. combined with SpinCo in a two-step
all-stock
“Reverse Morris Trust” transaction that involved (i) a separation (the “Separation”) of SpinCo from McKesson pursuant to the Separation and Distribution Agreement, dated February 10, 2020 (the “Separation Agreement”); followed by (ii) the merger of SpinCo with and into Change Healthcare Inc., with Change Healthcare Inc. as the surviving company (such merger, together with the other transactions contemplated by the Merger Agreement, the “McKesson Merger”).
The McKesson Merger was consummated pursuant to the McKesson Merger Agreement and the Separation Agreement (the transactions contemplated by the McKesson Merger Agreement and the Separation Agreement, which provided for, among other things, the Separation, the Distribution and the McKesson Merger, are referred to as the “Transactions”). As a result, the Joint Venture became a wholly owned subsidiary of Change Healthcare Inc., and subsequent to the McKesson Merger, McKesson no longer holds any equity or voting interest in the Joint Venture. The transactions described herein include those involving our “related persons” (as defined above), which, prior to the McKesson Merger, included McKesson. Following the McKesson Merger, McKesson is no longer a related person.
Stockholders Agreement
In connection with the Joint Venture Transactions, Change Healthcare entered into a stockholders agreement with investment funds associated with Blackstone Inc. (“Blackstone”), the Joint Venture, and certain former Change Healthcare stockholders and amended it in connection with its initial public offering. The stockholders agreement requires Change Healthcare to nominate a number of individuals designated by Blackstone for election as Change Healthcare’s directors at any meeting of its stockholders (each, a “Blackstone Director”) such that, following the election of any directors, taking into account any director continuing to serve as such without the need for re-election
and assuming that each nominated Blackstone Director is elected, (i) prior to a Qualified McKesson Exit (which included the Transactions) and for so long as the parties to the stockholders agreement and their respective affiliates together continue to beneficially own at least 40% of the shares of Change Healthcare Common Stock entitled to vote generally in the election of Change Healthcare’s directors as of the record date for such meeting, the number of Blackstone Directors serving as directors of Change Healthcare’s board would be equal to a majority of the total number of directors comprising Change Healthcare’s board of directors; and (ii)

following a Qualified McKesson Exit (which included the Transactions) and for so long as Blackstone and its affiliates together continue to beneficially own at least 50% of the shares of Change Common Stock issued to Blackstone in connection with the Joint Venture Transactions (as appropriately adjusted for any stock split, stock dividend, combination, recapitalization or the like), the number of Blackstone Directors serving as directors of Change Healthcare’s Board will be equal to a majority of the total number of directors comprising the Change Healthcare Board minus one director (the “Post-McKesson Exit Level”). Further, the stockholders agreement provides that in any event, Change will be required to nominate at least two Blackstone Directors for so long as Blackstone and its affiliates together continue to beneficially own at least 5% of the shares of Change Healthcare Common Stock entitled to vote generally in the election of directors as of the record date for such meeting; provided, that following a Qualified McKesson Exit (which included the Transactions), the number of Blackstone Directors will not exceed the Post-McKesson Exit Level.
In the case of a vacancy on the Change Healthcare Board created by the removal or resignation of a Blackstone Director, the stockholders agreement requires Change Healthcare to nominate an individual designated by Blackstone for election to fill the vacancy.
Mr. Nicholas L. Kuhar, who is an employee of Blackstone, and Mr. Neil P. Simpkins, who is an Executive Advisor to Blackstone, are currently Directors of Change Healthcare.
Registration Rights Agreement
In connection with the Joint Venture Transactions, Change Healthcare entered into a registration rights agreement (the “Registration Rights Agreement”) with Blackstone and certain former Change Healthcare stockholders, including McKesson. The Registration Rights Agreement provides to Blackstone customary “demand” and “piggyback” registration rights with respect to Change Healthcare Common Stock, subject to the transfer restrictions set forth in the limited liability company agreement of the Joint Venture. The registration rights agreement also provides that Change Healthcare will pay certain expenses relating to such registrations and indemnify the registration rights holders against (or make contributions in respect of) certain liabilities which may arise under the Securities Act of 1933, as amended. Following consummation of the Transactions, McKesson no longer holds any registrable securities under the registration rights agreement.
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
Transactions with Blackstone Portfolio Companies
We provide various services to, and purchase services from, certain Blackstone portfolio companies under contracts that were executed in the normal course of business. During the year ended March 31, 2022, we recognized revenue of approximately $6,930,000 related to services provided to Blackstone portfolio companies and we paid Blackstone portfolio companies approximately $17,369,000 related to services provided to us.
Potential Debt Repurchases
As market conditions warrant, Change and its major equity holders, including Blackstone, may from time to time, depending upon market conditions, seek to repurchase its debt securities or loans in privately negotiated or open market transactions, by tender offer or otherwise.
Term Loans Held by Related Party
Certain investment funds managed by GSO Capital Partners LP (the
“GSO-managed
funds”) held a portion of the term loans under our Senior Credit Facilities. GSO Advisor Holdings LLC (“GSO Advisor”) is the general partner of GSO Capital Partners LP and Blackstone, indirectly through its subsidiaries, holds all of the issued and outstanding equity interests of GSO Advisor. As of March 31, 2022 and March 31, 2021, the
GSO-managed
funds held approximately $191,049,000 and $162,189,000 respectively, in principal amount of the Senior Credit Facilities (none of which is classified within current portion of long-term debt).

Merger With UnitedHealth Group
As previously disclosed, on January 5, 2021, the Company entered into an Agreement and Plan of Merger with UnitedHealth Group and Cambridge Merger Sub Inc., a wholly owned subsidiary of UnitedHealth Group (“Merger Sub”), pursuant to which Merger Sub will be merged with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of UnitedHealth Group. As a result of certain provisions contained in the Support Agreement dated as of January 5, 2021, by and among UnitedHealth Group and certain investment funds affiliated with Blackstone, UnitedHealth Group may be deemed to be the beneficial owner of more than 5% of our common stock. The terms of the Merger Agreement and other arrangements between the Company, UnitedHealth Group and Blackstone entered into in connection with the Merger are described in the Company’s Current Report on Form 8-K, filed with the SEC on January 6, 2021, which description is incorporated herein by reference. As previously disclosed, on April 4, 2022, the parties to the Merger Agreement entered into a waiver (the “Waiver”) pursuant to which among other things, the Company and UnitedHealth Group each waived its right to terminate the Merger Agreement due to a failure of the Merger to have been consummated by the Outside Date (as defined in the Merger Agreement) until the conclusion of the Waiver Period (as defined in the Waiver). The terms of the Waiver are described in the Company’s Current Report on Form 8-K, filed with the SEC on April 5, 2022, which description is incorporated herein by reference.
Other Transactions
Christopher Lance, a former Vice-President, Product Management and Strategy, is the son of Howard Lance, the Chairman of our Board of Directors. Christopher Lance’s total compensation in connection with his employment with the Company during fiscal year 2022 was approximately $309,050, including salary, bonus and 401(k) contributions. Chris Lance left Change Healthcare effective June 17, 2022.
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

Item 14. Principal Accounting Fees and Services
The following table sets forth the fees paid to Deloitte & Touche LLP for professional services rendered with respect to fiscal year 2022 and fiscal year 2021:

	FY22	FY21
Audit Fees	$5,544,180	$4,398,778
Audit-Related Fees	$399,235	$466,000
Tax Fees	$171,057	$177,052
All Other Fees	$117,000	$—
TOTAL	$6,231,472	$5,041,830
Audit Fees.
This category consists of fees for professional services rendered for the audit of the Company’s and Change Healthcare LLC’s consolidated annual financial statements, review of the interim consolidated financial statements included in quarterly reports, an audit of carve-out
financial statements and services that are normally provided by Deloitte in connection with statutory and regulatory filings.
Audit-Related Fees.
This category consists of fees for assurance and related services for employee benefit plan audits, accounting consultations, statutory audits, mergers and acquisitions related services, SOC reports, association and waiver fees related to S-4 filings
and bond offerings.
Tax Fees
.
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

Item 15. Exhibits, Financial Statement Schedules

(a)(1)
Financial Statements – The consolidated financial statements, and related notes, together with the report of Deloitte & Touche LLP, Atlanta, GA (PCAOB ID: 34), Independent Registered Public Accounting Firm, were previously filed with the Initial Form
10-K.

(a)(2)	Financial Statement Schedules – All schedules have been omitted as they are not required, or the required information is shown in the financial statements or notes thereto.

(a)(3)	Exhibits

Exhibit No.	Description

31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

104	Cover Page Interactive Data File (formatted as Inline XBRL).

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHANGE HEALTHCARE INC.

Date: July 29, 2022	By:	/s/ Fredrik Eliasson
Fredrik Eliasson
Executive Vice President, Chief Financial Officer