Form 10-Q
period 2022-06-30
Change Healthcare Inc.
filed 2022-08-04
CIK 1756497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

Number of shares of common stock outstanding on July 22, 2022: 328,308,520

Part I. Financial Information

Item 1. Financial Statements

Change Healthcare Inc.

Consolidated Statements of Operations

(unaudited and amounts in thousands, except share and per share amounts)

	Three Months Ended
	June 30,
	2022	2021
Revenue
Solutions revenue	$831,343	$816,648
Postage revenue	53,126	51,208
Total revenue	884,469	867,856
Operating expenses
Cost of operations (exclusive of depreciation and amortization below)	357,096	352,063
Research and development	74,197	71,240
Sales, marketing, general and administrative	197,886	177,955
Customer postage	53,126	51,208
Depreciation and amortization	171,722	168,211
Accretion and changes in estimate with related parties, net	3,189	3,037
Total operating expenses	857,216	823,714
Operating income (loss)	27,253	44,142
Non-operating (income) expense
Interest expense, net	56,870	59,386
Loss on extinguishment of debt	390	—
Other, net	2,472	(3,189)
Total non-operating (income) expense	59,732	56,197
Income (loss) before income tax provision (benefit)	(32,479)	(12,055)
Income tax provision (benefit)	(9,311)	(8,450)
Net income (loss)	$(23,168)	$(3,605)

Net income (loss) per share:
Basic and diluted	$(0.07)	$(0.01)
Weighted average common shares outstanding:
Basic and diluted	326,562,482	322,546,171

See accompanying notes to consolidated financial statements.

Change Healthcare Inc.

Consolidated Statements of Comprehensive Income (Loss)

(unaudited and amounts in thousands)

	Three Months Ended June 30,
	2022	2021
Net income (loss)	$(23,168)	$(3,605)
Other comprehensive income (loss):
Foreign currency translation adjustment	(12,098)	3,571
Changes in fair value of interest rate caps, net of taxes	6,159	119
Other comprehensive income (loss)	(5,939)	3,690
Total comprehensive income (loss)	$(29,107)	$85

See accompanying notes to consolidated financial statements.

Change Healthcare Inc.

Consolidated Balance Sheets

(unaudited and amounts in thousands, except share and per share amounts)

	June 30,	March 31,
	2022	2022
Assets
Current assets:
Cash & cash equivalents	$94,009	$252,298
Accounts receivable, net	717,684	720,122
Contract assets, net	130,351	162,828
Prepaid expenses and other current assets	204,357	177,659
Total current assets	1,146,401	1,312,907
Property and equipment, net	126,781	141,340
Operating lease right-of-use assets, net	61,423	65,680
Goodwill	4,101,659	4,112,904
Intangible assets, net	3,587,019	3,699,603
Other noncurrent assets, net	613,698	600,061
Total assets	$9,636,981	$9,932,495

Liabilities
Current liabilities:
Accounts payable	$85,208	$104,273
Accrued expenses	383,368	461,506
Deferred revenue	409,952	469,098
Due to related parties, net	29,560	13,057
Current portion of long-term debt	4,708	10,006
Current portion of operating lease liabilities	20,009	21,726
Total current liabilities	932,805	1,079,666
Long-term debt, excluding current portion	4,486,565	4,580,087
Long-term operating lease liabilities	48,580	52,286
Deferred income tax liabilities	555,616	563,606
Tax receivable agreement obligations due to related parties	79,503	104,863
Tax receivable agreement obligations	174,445	202,762
Other long-term liabilities	68,581	73,118
Total liabilities	6,346,095	6,656,388
Commitments and contingencies
Stockholders' Equity
Common Stock (par value, $0.001), 9,000,000,000 and 9,000,000,000 shares authorized and 326,971,095 and 313,131,714 shares issued and outstanding at June 30, 2022 and March 31, 2022, respectively	327	313
Preferred stock (par value, $0.001), 900,000,000 shares authorized and no shares issued and outstanding at both June 30, 2022 and March 31, 2022	—	—
Additional paid-in capital	4,384,631	4,340,759
Accumulated other comprehensive income (loss)	29,177	35,116
Accumulated deficit	(1,123,249)	(1,100,081)
Total stockholders' equity	3,290,886	3,276,107
Total liabilities and stockholders' equity	$9,636,981	$9,932,495

See accompanying notes to consolidated financial statements.

Change Healthcare Inc.

Consolidated Statements of Stockholders’ Equity

(unaudited and amounts in thousands, except share and per share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at March 31, 2021	306,796,076	$307	$4,283,391	$(1,042,691)	$11,221	$3,252,228
Equity compensation expense	—	—	23,191	—	—	23,191
Issuance of common stock under equity compensation plans	1,948,163	2	1,443	—	—	1,445
Employee tax withholding on vesting of equity compensation awards	(564,116)	(1)	(13,015)	—	—	(13,016)
Net income (loss)	—	—	—	(3,605)	—	(3,605)
Foreign currency translation adjustment	—	—	—	—	3,571	3,571
Change in fair value of interest rate caps, net of taxes	—	—	—	—	119	119
Conversion of tangible equity units	2,497,813	3	(3)	—	—	—
Other	—	—	(80)	—	—	(80)
Balance at June 30, 2021	310,677,936	$311	$4,294,927	$(1,046,296)	$14,911	$3,263,853
Balance at March 31, 2022	313,131,714	$313	$4,340,759	$(1,100,081)	$35,116	$3,276,107
Equity compensation expense	—	—	49,064	—	—	49,064
Issuance of common stock under equity compensation plans	1,130,552	1	1,364	—	—	1,365
Employee tax withholding on vesting of equity compensation awards	(285,667)	—	(6,407)	—	—	(6,407)
Net income (loss)	—	—	—	(23,168)	—	(23,168)
Foreign currency translation adjustment	—	—	—	—	(12,098)	(12,098)
Change in fair value of interest rate caps, net of taxes	—	—	—	—	6,159	6,159
Conversion of tangible equity units	6,660,905	7	(7)	—	—	—
Settlement of tangible equity units	6,333,591	6	(6)	—	—	—
Other	—	—	(136)	—	—	(136)
Balance at June 30, 2022	326,971,095	$327	$4,384,631	$(1,123,249)	$29,177	$3,290,886

See accompanying notes to consolidated financial statements.

Change Healthcare Inc.

Consolidated Statements of Cash Flows

(unaudited and amounts in thousands)

	Three Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(23,168)	$(3,605)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	171,722	168,211
Amortization of capitalized software developed for sale	1,302	717
Accretion and changes in estimate, net	4,800	4,732
Equity compensation	49,961	26,166
Deferred income tax expense (benefit)	(10,411)	(8,989)
Amortization of debt discount and issuance costs	7,770	7,910
Loss on extinguishment of debt	390	—
Non-cash lease expense	5,681	7,007
Other, net	3,916	249
Changes in operating assets and liabilities:
Accounts receivable, net	1,991	(11,773)
Contract assets, net	30,028	(3,090)
Prepaid expenses and other assets	(20,811)	(25,029)
Accounts payable	(2,481)	34,722
Accrued expenses and other liabilities	(75,394)	(53,649)
Deferred revenue	(61,981)	(33,472)
Net cash provided by (used in) operating activities	83,315	110,107
Cash flows from investing activities:
Capitalized expenditures	(79,535)	(66,006)
Other, net	—	(1,000)
Net cash provided by (used in) investing activities	(79,535)	(67,006)
Cash flows from financing activities:
Payments on Senior Notes	(100,000)	—
Payments under tax receivable agreements	(48,462)	(21,537)
Receipts (payments) on derivative instruments	(410)	(7,364)
Employee tax withholding on vesting of equity compensation awards	(6,407)	(13,015)
Payments on deferred financing obligations	(2,331)	(6,796)
Payment of senior amortizing notes	(4,254)	(3,965)
Proceeds from exercise of equity awards	1,274	5,225
Other, net	(58)	(116)
Net cash provided by (used in) financing activities	(160,648)	(47,568)
Effect of exchange rate changes on cash and cash equivalents	(1,421)	470
Net increase (decrease) in cash and cash equivalents	(158,289)	(3,997)
Cash and cash equivalents at beginning of period	252,298	113,101
Cash and cash equivalents at end of period	$94,009	$109,104

See accompanying notes to consolidated financial statements.

1. Nature of Business and Organization

Change Healthcare Inc. (the “Company”, “our” or “we”) is a healthcare technology company, focused on accelerating the transformation of the healthcare system through the power of our healthcare platform. We provide data and analytics-driven solutions to improve clinical, financial and patient engagement outcomes in the U.S. healthcare system. Our platform and comprehensive suite of software, analytics, enterprise imaging solutions, technology-enabled services and network solutions drive improved results in the complex workflows of healthcare system payers and providers by enhancing clinical decision making, simplifying billing, collection and payment processes, and enabling a better patient experience.

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

UnitedHealth Group Incorporated

On January 5, 2021, we entered into an Agreement and Plan of Merger (the “UHG Agreement”) with UnitedHealth Group Incorporated (“UnitedHealth Group”) and UnitedHealth Group’s wholly owned subsidiary, Cambridge Merger Sub Inc. Pursuant to the UHG Agreement, UnitedHealth Group has agreed to acquire all of the outstanding shares of the Company’s common stock for $25.75 per share in cash (the “UHG Transaction”). On April 13, 2021, our stockholders approved a proposal to adopt the UHG Agreement, thereby satisfying one of the closing conditions contained in the UHG Agreement. The consummation of the transaction remains subject to the satisfaction or, to the extent permitted by law, waiver of other customary closing conditions.

The UHG Agreement contains representations, warranties, covenants, closing conditions and termination rights customary for transactions of this type. Until the earlier of the termination of the UHG Agreement and the consummation of the UHG Transaction, we have agreed to operate our business in the ordinary course and have agreed to certain other operating covenants, as set forth in the UHG Agreement. If UnitedHealth Group terminates the UHG Agreement after we materially breach the agreement, and we fail to cure such breach, and then within 12 months of such termination we enter into an alternative transaction to sell the Company, or if our Board recommends to our stockholders that they approve an alternative transaction to sell the Company, and such alternative transaction is subsequently consummated, then we may be required to pay UnitedHealth Group a termination fee of $300 million at the time such alternative transaction is consummated.

On February 24, 2022, the U.S. Department of Justice (“DOJ’) and certain other parties commenced litigation to block the UHG Transaction, and the Company continues to support UnitedHealth Group in working toward closing the UHG Transaction. Trial for that action commenced on August 1, 2022.

On April 4, 2022, the parties to the UHG Agreement entered into a waiver (the “Waiver”) pursuant to which, among other things, the Company and UnitedHealth Group each waived its right to terminate the UHG Agreement due to a failure of the UHG Transaction to have been consummated by the Outside Date (as defined in the UHG Agreement) until the earlier of (i) 5:00 p.m. (New York time) on the tenth business day following a final order (whether or not appealable) issued by the U.S. District Court for the District of Columbia (the “Trial Court”) with respect to the complaint filed by the DOJ and certain other parties regarding the UHG Transaction that permanently prohibits the consummation of the UHG Transaction and (ii) 11:59 p.m. (New York time) on December 31, 2022 (the “Waiver Period”); provided, that if (A) the Trial Court issues a final order that permits the consummation of the UHG Transaction (whether or not subject to conditions), (B) any plaintiff appeals such order and (C) the ability to consummate the UHG Transaction is enjoined or otherwise prohibited by a governmental entity pending such appeal, then the Waiver Period may be extended by either UnitedHealth Group or the Company (in each case, acting in its sole discretion) to 5:00 p.m. (New York time) on March 31, 2023, by providing written notice to the other party prior to 11:59 p.m. (New York time) on December 31, 2022.

The Waiver provides that, if the Company or UnitedHealth Group terminates the UHG Agreement pursuant to Sections 9.2(a) or 9.2(c) of the UHG Agreement at a time when any of the conditions to the closing set forth in Sections 8.1(b), 8.1(c) (in connection with a legal restraint of a governmental antitrust entity) or 8.2(c) of the UHG Agreement has not been satisfied or, to the extent permitted by applicable law, waived, UnitedHealth Group will pay to the Company an amount equal to $650 million.

The Waiver also provides that the Company may declare and pay a one-time special dividend of up to $2.00 in cash per each issued and outstanding share of common stock of the Company, with a record date and payment date to be determined in the sole discretion of our Board (or a committee thereof). We expect to pay the dividend at or about the time of closing of the UHG Transaction.

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

In calendar 2021 and the first half of 2022, the global economy has with certain setbacks, begun reopening and wider distribution of vaccines will likely continue to encourage greater economic activity. Nevertheless, we are unable to predict how widely the vaccines will be utilized, whether they will be effective in preventing the spread of COVID-19 (including its variant strains), and the extent to which our business, results of operations, financial condition or liquidity will ultimately be impacted by COVID-19. Accordingly, the full extent of the impact of COVID-19 on the global economy generally, and on the Company’s business, in particular, remains uncertain. However, we are not presently aware of events or circumstances arising from COVID-19 that would require us to revise the carrying value of our assets or liabilities, nor do we expect the impact of COVID-19 to cause us to be unable to comply with our debt covenants or meet our contractual obligations.

Change in Reportable Segments

Historically, the Company had three reportable segments: Software and Analytics, Network Solutions and Technology-Enabled Services. During the first quarter of fiscal year 2023, the Company reassessed its segment reporting structure due to changes in the way we manage our business and view operating results. As a result, the Company has established its Enterprise Imaging business, which was previously included in its Software and Analytics segment, as a standalone fourth reportable segment. Prior period segment information contained herein has been adjusted to reflect the Company’s new operating and reporting structure. For more information, see Note 14, Segment Reporting.

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

Equity Compensation

We measure stock-based compensation cost based on the estimated fair value of the award on the grant date and recognize the expense over the requisite service period, typically on a straight-line basis. We recognize stock-based compensation expense for awards with performance conditions if and when we conclude that it is probable that the performance conditions will be achieved. The fair value of equity awards is recognized as expense in the same period and in the same manner as if we had paid cash for the goods or services. Forfeitures are recognized as they occur. We issue new shares of common stock upon vesting of equity awards and upon exercise of vested options. We do not intend to repurchase any issued shares of common stock. Incremental expense resulting from any award modifications are recorded over the modified vesting period. See Note 16, Equity Compensation, for additional information.

Allowance for Credit Losses

The allowance for credit losses of $16,996 and $22,224 at June 30, 2022 and March 31, 2022, respectively, was primarily based on historical credit loss experience, current conditions, future expected credit losses, and adjustments for certain asset-specific risk characteristics. The following table summarizes activity related to the allowance for credit losses:

	Three Months Ended June 30,
	2022	2021
Balance at beginning of period	$22,224	$24,126
Provisions	190	1,477
Write-offs	(5,418)	(2,523)
Balance at end of period	$16,996	$23,080

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

Derivatives and Convertible Instruments

On April 1, 2022, we adopted ASU No. 2020-06, which simplifies the accounting for convertible instruments and amends the guidance addressing the derivatives scope exception for contracts in an entity’s own equity. However, given the forward purchase contracts of our previously outstanding Tangible Equity Units (“TEUs”) qualified for the derivatives scope exception and were accounted for under that guidance, there was not a material impact upon adoption.

Accounting Pronouncements Not Yet Adopted

Contract Assets and Liabilities from Contracts with Customers

In October 2021, the FASB issued ASU No. 2021-08, which improves the accounting for revenue contracts with customers acquired in a business combination by addressing diversity in practice and requiring the acquirer to measure contract assets and liabilities acquired in accordance with ASC 606. The standard is scheduled to be effective for us beginning April 1, 2023, with early adoption permitted. Once adopted, the updated guidance could potentially have a material impact on the amount of assets, liabilities, and revenue recognized from acquired businesses, depending on the size and nature of those transactions.

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

Contract Balances

As of June 30, 2022, we expect 93% of the deferred revenue balance to be recognized in one year or less. Approximately $139,431 of the balance at the beginning of fiscal year 2023 was recognized during the three months ended June 30, 2022. Approximately $159,230 of the balance at the beginning of fiscal year 2022 was recognized during the three months ended June 30, 2021.

Remaining Performance Obligations

The aggregate amount of transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) for executed contracts includes deferred revenue and other revenue yet to be recognized from non-cancellable contracts. As of June 30, 2022, remaining performance obligations totaled $1,392,784, of which 52% is expected to be recognized over the next 12 months, and the remaining 48% thereafter.

In this balance, we do not include the value of unsatisfied performance obligations related to those contracts for which we recognize revenue at the amount for which we have the right to invoice for services performed. Additionally, this balance does not include revenue related to performance obligations that are part of a contract with an original expected duration of one year or less. Lastly, this balance does not include variable consideration allocated to the individual goods or services in a series of distinct goods or services that are substantially the same and that have the same pattern of transfer to the customer. Examples include variable fees associated with transaction processing and contingent fee services.

Disaggregated Revenue

We disaggregate the revenue from contracts with customers by operating segment as we believe doing so best depicts how the nature, amount, timing and uncertainty of revenues are affected by economic factors. See Note 14, Segment Reporting, for total revenue disaggregated by operating segment for the three months ended June 30, 2022.

In addition to disaggregating revenue by operating segment, we disaggregate between revenue that is recognized over time and revenue that is recognized at a point in time. For each of the three months ended June 30, 2022 and 2021, 94% of revenue was recognized over time and 6% of revenue was recognized at a point in time.

4. Goodwill

During the first quarter of fiscal year 2023, we made certain changes in the way we manage our business and view operating results. Management now views the Company’s operating results based on four reportable segments: Software and Analytics, Network Solutions, Enterprise Imaging and Technology-Enabled Services. The operating results of Enterprise Imaging were previously included in the operating results of Software and Analytics. See Note 14, Segment Reporting, for further information.

The following table presents the changes in the carrying amount of goodwill:

	Software and Analytics	Network Solutions	Enterprise Imaging	Technology-Enabled Services	Total
Balance at March 31, 2022	$1,479,534	$2,012,663	$252,025	$368,682	$4,112,904
Effects of foreign currency	—	—	(11,245)	—	(11,245)
Balance at June 30, 2022	$1,479,534	$2,012,663	$240,780	$368,682	$4,101,659

5. Long-Term Debt

Long-term debt consists of the following:

	June 30, 2022	March 31, 2022
Senior Credit Facilities
$5,100,000 Term Loan Facility, due March 1, 2024, net of unamortized discount of $48,754 and $55,763 at June 30, 2022 and March 31, 2022, respectively (effective interest rate of 4.42% and 4.42%, respectively)	$3,264,496	$3,257,487
$785,000 Revolving Facility, expiring July 3, 2024, and bearing interest at a variable interest rate	—	—
Senior Notes
$1,325,000 5.75% Senior Notes due March 1, 2025, net of unamortized discount of $4,509 and $5,303 at June 30, 2022 and March 31, 2022, respectively (effective interest rate of 5.90% and 5.90%, respectively)	1,220,491	1,319,697
Tangible Equity Unit Senior Amortizing Note
$47,367 Senior Amortizing Notes due June 30, 2022, net of unamortized discount of $0 and $20 at June 30, 2022 and March 31, 2022, respectively (effective interest rate of 7.44% as of March 31, 2022)	—	4,234
Other	6,286	8,675
Less current portion	(4,708)	(10,006)
Long-term debt, excluding current portion	$4,486,565	$4,580,087

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

As of June 30, 2022, we were in compliance with all of the applicable covenants under the Senior Credit Facilities and the Senior Notes.

In the first quarter of fiscal year 2023, we repaid $100,000 on our Senior Notes and recognized a loss on extinguishment of $390 in our consolidated statement of operations.

On June 30, 2022, we made our final payment on the Tangible Equity Unit Senior Amortizing Note. See Note 8, Tangible Equity Units, for further details.

6. Interest Rate Cap Agreements

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

During fiscal year 2022, two of our interest rate cap agreements expired on December 31, 2021. These agreements had a combined notional amount of $1,500,000. At June 30, 2022, each of our outstanding interest rate cap agreements were designated as cash flow hedges of interest rate risk and were determined to be highly effective. Our outstanding instruments expire on March 31, 2024.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. We estimate that $18,424 will be reclassified as a decrease to interest expense within one year.

The fair value of derivative instruments is as follows:

	Fair Values of Derivative Financial Instruments
	Asset (Liability)
Derivative financial instruments designated as hedging instruments:	Balance Sheet Location	June 30, 2022	March 31, 2022
Interest rate cap agreements	Prepaid and other current assets	$19,286	$7,214
Interest rate cap agreements	Other noncurrent assets, net	14,842	18,257
Total		$34,128	$25,471

Effect of Derivative Instruments on the Statement of Operations

The effect of the derivative instruments on the consolidated statements of operations and other comprehensive income (loss) is as follows:

	Three Months Ended
	June 30,
Derivative financial instruments in cash flow hedging relationships:	2022	2021
Gain (loss) related to derivative financial instruments recognized in other comprehensive income (loss)	$8,265	$(294)
(Gain) loss related to portion of derivative financial instruments reclassified from accumulated other comprehensive (income) loss to interest expense	$367	$413

Credit Risk-Related Contingent Features

We have agreements with each of our derivative counterparties providing that if we default on any of our indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender, then we also could be declared in default on our derivative obligations.

As of June 30, 2022 and March 31, 2022, each of our derivative financial instruments was in a net asset position. We do not offset any derivative financial instruments, and the derivative financial instruments are not subject to collateral posting requirements.

7. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes our assets and liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall:

		Quoted in	Significant Other	Significant
		Identical Markets	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Balance at June 30, 2022:
Interest rate cap agreements	$34,128	$—	$34,128	$—
Total	$34,128	$—	$34,128	$—
Balance at March 31, 2022:
Interest rate cap agreements	$25,471	$—	$25,471	$—
Total	$25,471	$—	$25,471	$—

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments utilize Level 3 inputs to evaluate the likelihood of both our own default and counterparty default. As of June 30, 2022, we determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives and therefore, the valuations are classified in Level 2 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value upon Initial Recognition

The carrying amount and the fair value of financial instruments held as of June 30, 2022 and March 31, 2022 were as follows:

	June 30, 2022		March 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$94,009	$94,009	$252,298	$252,298
Senior Credit Facilities (Level 2)	$3,264,496	$3,230,419	$3,257,487	$3,288,401
Senior Notes (Level 2)	$1,220,491	$1,194,375	$1,319,697	$1,316,785
Debt component of tangible equity units (Level 2)	$—	$—	$4,234	$4,284

8. Tangible Equity Units

In July 2019, we completed our offering of 5,750,000 TEUs. Total proceeds, net of underwriting discounts, were $278,875. Each TEU, which had a stated amount of $50, was comprised of a stock purchase contract and a senior amortizing note due June 30, 2022. Each senior amortizing note had an initial principal amount of $8.2378 and bore interest at 5.5% per year. On each March 30, June 30, September 30 and December 30, we paid equal quarterly cash installments of $0.7500 per amortizing note (except for the September 30, 2019 installment payment, which was $0.7417 per amortizing note). Each installment constituted a payment of interest and partial payment of principal.

Holders of the purchase contracts had the ability to elect to early settle prior to the automatic settlement date of June 30, 2022, at the minimum settlement rate of 3.2051 shares of common stock per purchase contract, resulting in the holder receiving the minimum number of shares for that purchase contract. Holders that elected to settle prior to the automatic settlement date are included in “Conversions” in the table below.

On June 30, 2022, we made our final payment on the senior amortizing notes and the remaining outstanding purchase contracts were settled into shares of common stock at a rate of 3.2051 shares per purchase contract. The automatic settlements are included in “Settlements” in the table below.

The following table summarizes TEU activity:

Tangible Equity Units
Outstanding at March 31, 2022	4,054,320
Conversions	(2,078,222)
Settlements	(1,976,098)
Outstanding at June 30, 2022	—

9. Tax Receivable Agreements

As of June 30, 2022, we estimate the aggregate payments due under our tax receivable agreements in future fiscal years to be as follows:

	Related Party Tax Receivable Agreements	McKesson Tax Receivable Agreement	Other Tax Receivable Agreements	Total
Remainder of 2023	$—	$—	$—	$—
2024	29,560	15,092	15,120	59,772
2025	28,998	38,184	14,513	81,695
2026	48,684	16,108	19,899	84,691
2027	8,506	32,093	9,330	49,929
Thereafter	40,773	34,950	37,098	112,821
Gross expected payments	156,521	136,427	95,960	388,908
Less: Amounts representing discount	(47,458)	—	(27,730)	(75,188)
Total tax receivable agreement obligations	109,063	136,427	68,230	313,720
Less: Current portion due	(29,560)	(15,092)	(15,120)	(59,772)
Tax receivable agreement long-term obligations	$79,503	$121,335	$53,110	$253,948

The timing and/or amount of aggregate payments due may vary based on a number of factors, including the amount of net operating losses and income tax rates. The amount of aggregate payments shown above do not reflect any potential impacts from the UHG Transaction.

10. Income Taxes

The following table summarizes income tax information:

	Three Months Ended
	June 30,
	2022	2021
Income tax provision (benefit)	$(9,311)	$(8,450)
Effective tax rate	28.7%	70.1%

For the three months ended June 30, 2022, fluctuations in our reported income tax rates from the statutory rate are primarily due to the impacts of equity compensation, transaction costs, and benefits recognized for certain incentive tax credits resulting from research and experimental expenditures.

For the three months ended June 30, 2021, fluctuations in our reported income tax rates from the statutory rate are primarily due to impacts of equity compensation and benefits recognized for certain incentive tax credits resulting from research and experimental expenditures.

11. Net Income (Loss) Per Share

The following table sets forth the computation of net income (loss) per share of common stock:

	Three Months Ended
	June 30,
Basic net income (loss) per share:	2022	2021
Numerator:
Net income (loss)	$(23,168)	$(3,605)
Denominator:
Weighted average common shares outstanding	318,127,831	308,882,895
Minimum shares issuable under purchase contracts	8,434,651	13,663,276
Total weighted average shares outstanding	326,562,482	322,546,171
Basic net income (loss) per share	$(0.07)	$(0.01)

Due to their antidilutive effect, the following securities have been excluded from diluted net income (loss) per share:

	Three Months Ended
	June 30,
	2022	2021
Restricted Share Units	5,332,098	5,285,690
Time-Vesting Options	2,052,162	1,916,531
Deferred Stock Units	184,852	108,159
Performance Stock Units	847,682	—

12. Legal Proceedings

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

We also received written demands from purported stockholders relating to the UHG Transaction. One of the stockholders who made a written demand subsequently filed a complaint against us in the Delaware Court of Chancery on April 13, 2021 pursuant to 8. Del. C. § 220, seeking certain books and records relating to the UHG Transaction. That action, which is captioned Waterford Township Policy & Fire Retirement System v. Change Healthcare, Inc., 2021-0317, remains pending, and the parties have agreed to stay our deadline to respond to the operative pleading.

In addition, on February 24, 2022, the U.S. Department of Justice and certain other parties (including the Attorneys General for the States of New York and Minnesota) filed suit in the U.S. District Court for the District of Columbia to block the UHG Transaction. Trial for that action, which is captioned U.S. et al., v. UnitedHealth Group Inc., et al., No. 22-cv-00481 (DDC), commenced on August 1, 2022.

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

13. Related Party Transactions

Term Loans Held by Related Party

Affiliates of Blackstone Inc. (“Blackstone”) were significant stockholders at our inception and continue to hold a material interest in the Company. Certain investment funds managed by GSO Capital Partners LP (the “GSO-managed funds”) held a portion of the term loans under our Senior Credit Facilities. GSO Advisor Holdings LLC (“GSO Advisor”) is the general partner of GSO Capital Partners LP, and Blackstone, indirectly through its subsidiaries, holds all of the issued and outstanding equity interests of GSO Advisor. As of June 30, 2022 and March 31, 2022, the GSO-managed funds held $191,049 in principal amount of the Senior Credit Facilities (none of which is classified within current portion of long-term debt).

Transactions with Blackstone Portfolio Companies

We provide various services to, and purchase services from, certain Blackstone portfolio companies under contracts that were executed in the normal course of business. The following is a summary of revenue recognized and amounts paid related to services provided to and from Blackstone portfolio companies:

	Three Months Ended
	June 30,
	2022	2021
Revenue recognized related to services provided	$979	$1,770
Amount paid related to services received	$4,079	$4,253

Employer Healthcare Program Agreement with Equity Healthcare

Effective January 1, 2021, we entered into an employer health program agreement with Equity Healthcare LLC (“Equity Healthcare”), an affiliate of Blackstone, whereby Equity Healthcare provides certain negotiating, monitoring and other services in connection with certain of our health benefit plans. In consideration for Equity Healthcare’s services, we pay a fee of $3.25 per participating employee per month.

14. Segment Reporting

During the first quarter of fiscal year 2023, we made certain changes in the way we manage our business and view operating results. Specifically, we made the following changes:

•Established the Enterprise Imaging business as a standalone reportable segment under its own general manager, reporting directly to our chief executive officer. This business was previously presented within the Software and Analytics reportable segment.

•Shifted responsibility for certain products from one reportable segment to another to better align our portfolio of service offerings, which will impact the Technology-Enabled Services, Network Solutions, and Software and Analytics reportable segments.

Segment information presented below reflects the above changes, including retrospective adjustment to any historical segment information presented. Management now views the Company’s operating results based on four reportable segments: Software and Analytics, Network Solutions, Enterprise Imaging and Technology-Enabled Services.

Software and Analytics

The Software and Analytics segment provides solutions for revenue cycle management, provider network management, payment accuracy, value-based payments, clinical decision support, consumer engagement, and risk adjustment and quality performance.

Network Solutions

The Network Solutions segment provides solutions for financial, administrative, clinical and pharmacy transactions, electronic payments, and aggregation and analytics of clinical and financial data.

Enterprise Imaging

The Enterprise Imaging segment provides locally-hosted and cloud-native technologies for medical imaging, including radiology, cardiology and hemodynamic solutions. The suite of products supports operational, clinical and financial outcomes for imaging providers.

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

Segment Results

Revenue and adjusted EBITDA for each of the reportable segments for the three months ended June 30, 2022 and 2021 are shown below. Information is reflected in the manner utilized by management to make operating decisions, assess performance and allocate resources. Such amounts include allocations of corporate shared services functions that are essential to the core operations of the reportable segments. Segment assets and related depreciation expenses are not presented to management for purposes of operational decision making, and therefore are not included in the accompanying tables.

	Three Months Ended
	June 30,
	2022	2021
Segment Revenue
Software and Analytics	$344,927	$337,823
Network Solutions	223,283	218,264
Enterprise Imaging	83,085	82,396
Technology-Enabled Services	213,169	216,776
Postage and Eliminations (1)	20,005	17,058
Purchase Accounting Adjustment (2)	—	(4,461)
Net Revenue	$884,469	$867,856
Segment Adjusted EBITDA
Software and Analytics	$144,973	$137,028
Network Solutions	111,433	113,617
Enterprise Imaging	18,648	19,960
Technology-Enabled Services	5,126	12,123
Adjusted EBITDA	$280,180	$282,728

Reconciliation of income (loss) before tax provision (benefit) to Adjusted EBITDA
Income (loss) before income tax provision (benefit)	$(32,479)	$(12,055)
Amortization of capitalized software developed for sale	1,302	717
Depreciation and amortization	171,722	168,211
Interest expense	56,870	59,386
Equity compensation	49,961	26,166
Acquisition accounting adjustments	(4,613)	(559)
Acquisition and divestiture-related costs	17,944	6,394
Integration and related costs	1,428	11,368
Strategic initiatives, duplicative and transition costs	5,629	9,928
Severance costs	2,482	4,720
Accretion and changes in estimate, net	4,800	4,732
Impairment of long-lived assets and other	1,161	1,612
Loss on extinguishment of debt	390	—
Other non-routine, net	3,583	2,108
Adjusted EBITDA	$280,180	$282,728

(1)Revenue for the Postage and Eliminations segment includes postage revenue of $53,126 and $51,208 for the three months ended June 30, 2022 and 2021, respectively.

(2)Amount reflects the impact to deferred revenue resulting from the Merger, which reduced revenue recognized during the period.

15. Accumulated Other Comprehensive Income (Loss)

The following is a summary of the accumulated other comprehensive income (loss) activity.

	Foreign Currency		Accumulated Other
	Translation	Cash Flow	Comprehensive
	Adjustment	Hedge	Income (Loss)
Balance at March 31, 2021	$14,130	$(2,909)	$11,221
Change associated with foreign currency translation	3,571	—	3,571
Change associated with current period hedging	—	(294)	(294)
Reclassification into earnings	—	413	413
Balance at June 30, 2021	$17,701	$(2,790)	$14,911
Balance at March 31, 2022	$17,871	$17,245	$35,116
Change associated with foreign currency translation	(12,098)	—	(12,098)
Change associated with current period hedging	—	5,792	5,792
Reclassification into earnings	—	367	367
Balance at June 30, 2022	$5,773	$23,404	$29,177

16. Equity Compensation

During the first quarter of fiscal year 2023, we granted approximately 5.1 million Restricted Stock Units (“RSUs “) to our employees under the Omnibus Incentive Plan. The RSUs are subject to a graded vesting schedule over three years in which the awards vest on a quarterly basis. Upon vesting, the RSUs are settled for shares of common stock.

During the first quarter of fiscal year 2023, the terms of the Company’s outstanding Exit-Vesting Options were modified to permit, in addition to existing vesting provisions, time-based vesting to occur in three equal annual installments on June 30, 2022, 2023 and 2024. Expense is expected to be recognized for these awards over the modified vesting period, subject to other existing vesting conditions (i.e., Blackstone selling its interests).

During the first quarter of fiscal year 2023, the terms of the Performance Share Units (“PSUs”) were modified to update the vesting date to July 2, 2022 (from the original July 2, 2023 vesting date). Additionally, the Compensation Committee exercised its discretion to certify performance at target, resulting in 100% of the PSUs being earned. The remaining unrecognized expense at the time of modification will be recognized over the accelerated vesting period (i.e., from June 1, 2022 through July 2, 2022).

During the three months ended June 30, 2022 and 2021, we recognized $49,961 and $26,166 of equity compensation expense, respectively. At June 30, 2022, aggregate unrecognized compensation expense related to outstanding awards was $261,373.

Upon closing of the UHG Transaction, existing awards will generally convert to equivalent UHG awards with consistent vesting provisions. Certain awards will vest upon closing of the UHG Transaction per the terms of the UHG Agreement.

17. Subsequent Events

In July 2022, we made a voluntary repayment on the Senior Notes of $50,000 and recorded a loss on extinguishment of debt of approximately $184.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition. The MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022, as well as the Company’s unaudited financial statements and the accompanying notes presented in Item 1 of this Quarterly Report on Form 10-Q.

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

Our platform and comprehensive suite of software, analytics, enterprise imaging solutions, technology-enabled services and network solutions drive improved results in the complex workflows of healthcare system payers and providers by enhancing clinical decision making, simplifying billing, collection and payment processes, and enabling a better patient experience.

Our healthcare platform supports one of the largest collections of clinical and financial healthcare networks in the U.S. With insights gained from our experience, applications and analytics portfolio and our services operations, we have designed analytics solutions that include industry-leading and trusted franchises supported by extensive intellectual property and regularly updated content.

We were originally formed to hold an equity investment in Change Healthcare LLC (the “Joint Venture”), a joint venture between the Company and McKesson Corporation (“McKesson”). On March 10, 2020, McKesson completed a split-off of its interest in the Joint Venture (“the Merger”). As a result, we own 100% and consolidate the financial statements of Change Healthcare LLC.

Recent Developments

The UHG Transaction

On January 5, 2021, we entered into an Agreement and Plan of Merger (the “UHG Agreement”) with UnitedHealth Group Incorporated (“UnitedHealth Group”) and UnitedHealth Group’s wholly owned subsidiary, Cambridge Merger Sub Inc. Pursuant to the UHG Agreement, UnitedHealth Group has agreed to acquire all of the outstanding shares of the Company’s common stock for $25.75 per share in cash (the “UHG Transaction”). The consummation of the transaction remains subject to the satisfaction or, to the extent permitted by law, waiver of other customary closing conditions.

The UHG Agreement contains representations, warranties, covenants, closing conditions and termination rights customary for transactions of this type. Until the earlier of the termination of the UHG Agreement and the consummation of the transaction, we have agreed to operate our business in the ordinary course and have agreed to certain other operating covenants, as set forth in the UHG Agreement. If UnitedHealth Group terminates the UHG Agreement after we materially breach the agreement, and we fail to cure such breach, and then within 12 months of such termination we enter into an alternative transaction to sell the Company, or if our Board recommends to our stockholders that they approve an alternative transaction to sell the Company, and such alternative transaction is subsequently consummated, then we may be required to pay UnitedHealth Group a termination fee of $300 million at the time such alternative transaction is consummated.

On February 24, 2022, the DOJ and certain other parties commenced litigation to block the UHG Transaction, and the Company continues to support UnitedHealth Group in working toward closing the UHG Transaction. Trial for that action commenced on August 1, 2022.

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

The Waiver provides that, if the Company or UnitedHealth Group terminates the UHG Agreement pursuant to Sections 9.2(a) or 9.2(c) of the UHG Agreement at a time when any of the conditions to the closing set forth in Sections 8.1(b), 8.1(c) (in connection with a legal restraint of a governmental antitrust entity) or 8.2(c) of the UHG Agreement has not been satisfied or, to the extent permitted by applicable law, waived, UnitedHealth Group will pay to the Company an amount equal to $650.0 million.

The Waiver also provides that the Company may declare and pay a one-time special dividend of up to $2.00 in cash per each issued and outstanding share of common stock of the Company, with a record date and payment date to be determined in the sole discretion of our Board (or a committee thereof). We expect to pay the dividend at or about the time of closing of the UHG Transaction.

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

Senior Notes Repayment

In the first quarter of fiscal year 2023, we repaid $100.0 million on our Senior Notes and recognized a loss on extinguishment of $0.4 million in our consolidated statement of operations.

Tangible Equity Units

In the first quarter of fiscal year 2023, 2,078,222 TEUs were converted and the remaining 1,976,098 purchase contracts were automatically settled on June 30, 2022. On June 30, 2022, we made the last payment on the TEU senior amortizing note.

Equity Compensation

During the first quarter of fiscal year 2023, we granted approximately 5.1 million RSUs to our employees under the Omnibus Incentive Plan. The RSUs are subject to a graded vesting schedule over three years in which the awards vest on a quarterly basis. Upon vesting, the RSUs are exchanged for shares of common stock. Total compensation expense related to these awards is approximately $122.0 million.

During the first quarter of fiscal year 2023, the terms of the exit-vesting options were modified to permit, in addition to existing vesting provisions, time-based vesting to occur in three equal annual installments on June 30, 2022, 2023 and 2024. Upon modification, aggregate unrecognized compensation expense related to these awards was approximately $51.0 million. Expense is expected to be recognized for these awards over the modified vesting period, subject to other existing vesting conditions (i.e., Blackstone selling its interests).

During the first quarter of fiscal year 2023, the terms of the Performance Share Units (“PSUs”) were modified to update the vesting date to July 2, 2022 (from the original July 2, 2023 vesting date). Additionally, the Compensation Committee exercised its discretion to certify performance at target, resulting in 100% of the PSUs being earned. The remaining unrecognized expense at the time of modification will be recognized over the accelerated vesting period (i.e., from June 1, 2022 through July 2, 2022).

Key Components of Our Results of Operations

Segments

During the first quarter of fiscal year 2023, we made certain changes in the way we manage our business and view operating results. Specifically, we made the following changes:

•Established the Enterprise Imaging business as a standalone reportable segment under its own general manager, reporting directly to our chief executive officer. This business was previously presented within the Software and Analytics reportable segment.

•Shifted responsibility for certain products from one reportable segment to another to better align our portfolio of service offerings, which will impact the Technology-Enabled Services, Network Solutions, and Software and Analytics reportable segments.

Segment information presented for this quarter and in future periods will reflect the above changes, including retrospective adjustment to any historical segment information presented. We now report our financial results in four reportable segments: Software and Analytics, Network Solutions, Enterprise Imaging and Technology-Enabled Services.

•The Software and Analytics segment provides solutions for revenue cycle management, provider network management, payment accuracy, value-based payments, clinical decision support, consumer engagement, and risk adjustment and quality performance.

•The Network Solutions segment provides solutions for financial, administrative, clinical and pharmacy transactions, electronic payments, and aggregation and analytics of clinical and financial data.

•The Enterprise Imaging segment provides locally-hosted and cloud-native technologies for medical imaging, including radiology, cardiology and hemodynamic solutions. The suite of products support operational, clinical and financial outcomes for imaging providers.

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

Results of Operations

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

	Three Months Ended June 30,		$	%
(amounts in millions) (1)	2022	2021	Change	Change
Revenue
Solutions revenue	$831.3	$816.6	$14.7	1.8%
Postage revenue	53.1	51.2	1.9	3.8%
Total revenue	884.5	867.9	16.6	1.9%
Operating expenses
Cost of operations (exclusive of depreciation and amortization below)	$357.1	$352.1	$5.0	1.4%
Research and development	74.2	71.2	3.0	4.2%
Sales, marketing, general and administrative	197.9	178.0	19.9	11.2%
Customer postage	53.1	51.2	1.9	3.8%
Depreciation and amortization	171.7	168.2	3.5	2.1%
Accretion and changes in estimate with related parties, net	3.2	3.0	0.2	6.3%
Total operating expenses	$857.2	$823.7	$33.5	4.1%
Operating income (loss)	$27.3	$44.1	$(16.8)	(38.2)%
Non-operating (income) expense
Interest expense, net	56.9	59.4	(2.5)	(4.3)%
Loss on extinguishment of debt	0.4	—	0.4	100.0%
Other, net	2.5	(3.2)	5.7	NMF
Total non-operating (income) expense	$59.7	$56.2	$3.5	6.3%
Income (loss) before income tax provision (benefit)	(32.5)	(12.1)	(20.4)	NMF
Income tax provision (benefit)	(9.3)	(8.5)	(0.8)	9.5%
Net income (loss)	$(23.2)	$(3.6)	$(19.6)	NMF

(1)As a result of displaying amounts in millions, rounding differences may exist in the table above.

Revenue

Solutions revenue

Solutions revenue increased $14.7 million for the three months ended June 30, 2022, compared with the same period in the prior year. Factors affecting solutions revenue are described in the various segment discussions below.

Postage revenue

Postage revenue increased $1.9 million for the three months ended June 30, 2022, compared with the same period in the prior year. See “Customer postage” below for additional information.

Operating Expenses

Cost of operations (exclusive of depreciation and amortization)

Cost of operations increased $5.0 million for the three months ended June 30, 2022, compared with the same period in the prior year. The increase is primarily attributable to revenue-related expenses.

Research and development

Research and development expense increased $3.0 million for the three months ended June 30, 2022, compared with the same period in the prior year. The increase is primarily attributable to investments in product development.

Sales, marketing, general and administrative

Sales, marketing, general and administrative expense increased $19.9 million for the three months ended June 30, 2022, compared with the same period in the prior year, which is attributable to equity-based compensation, primarily driven by the modification of certain awards granted in a prior period.

Customer postage

Customer postage increased $1.9 million for the three months ended June 30, 2022, compared with the same period in the prior year. Customer postage is affected by increases in postage rates within communication and payment solutions. Because customer postage is a pass-through cost to our customers, changes in volume of customer postage generally have no effect on operating income.

Depreciation and amortization

Depreciation and amortization expense increased $3.5 million for the three months ended June 30, 2022, compared with the same period in the prior year. Depreciation and amortization were generally affected by routine amortization of tangible and intangible assets existing at March 31, 2022, as well as the routine amortization and depreciation of additions to property, equipment, software and intangible assets since that date.

Non-Operating Income and Expense

Interest expense, net

Interest expense, net decreased $2.5 million for the three months ended June 30, 2022, compared with the same period in the prior year. This decrease is primarily attributable to reductions in our average long-term debt outstanding. While we have interest rate cap agreements in place to limit our exposure to rising interest rates, such agreements, together with our fixed rate notes, effectively fixed interest rates for approximately 50% of our total indebtedness at June 30, 2022.

Other, net

Other, net primarily reflects mark to market adjustments on our investments.

Income Taxes

Our effective tax rate for the three months ended June 30, 2022 was 28.7% compared to 70.1% for the three months ended June 30, 2021. Fluctuations in our reported income tax rates from the statutory rate are primarily due to the impacts of equity compensation, transaction costs, and benefits recognized for certain incentive tax credits resulting from research and experimental expenditures in the three months ended June 30, 2022, and the impacts of equity compensation and benefits recognized for certain incentive tax credits resulting from research and experimental expenditures in the three months ended June 30, 2021.

Solutions Revenue and Adjusted EBITDA

	Three Months Ended June 30,(2)		$	%
(amounts in millions) (1)	2022	2021	Change	Change
Solutions revenue (3)
Software and Analytics	$344.9	$337.8	$7.1	2.1%
Network Solutions	$223.3	$218.3	$5.0	2.3%
Enterprise Imaging	$83.1	$82.4	$0.7	0.8%
Technology-Enabled Services	$213.2	$216.8	$(3.6)	(1.7)%
Adjusted EBITDA
Software and Analytics	$145.0	$137.0	$7.9	5.8%
Network Solutions	$111.4	$113.6	$(2.2)	(1.9)%
Enterprise Imaging	$18.6	$20.0	$(1.3)	(6.6)%
Technology-Enabled Services	$5.1	$12.1	$(7.0)	(57.7)%

(1)As a result of displaying amounts in millions, rounding differences may exist in the table above.

(2)Segment information presented in the table reflects the changes described in —Key Components of Our Results of Operations—Segments, including retrospective adjustment to any historical segment information presented above.

(3)Includes inter-segment revenue and excludes deferred revenue purchase accounting adjustments resulting from the Merger.

Software and Analytics

Software and Analytics revenue increased $7.1 million for the three months ended June 30, 2022, compared with the same period in the prior year. Software and Analytics revenue was positively impacted by new customers, volume growth with existing customers and new product introduction, partially offset by attrition related to the pending UHG Transaction.

Software and Analytics adjusted EBITDA increased $7.9 million for the three months ended June 30, 2022, compared with the same period in the prior year. This increase in adjusted EBITDA reflects the aforementioned revenue growth.

Network Solutions

Network Solutions revenue increased $5.0 million for the three months ended June 30, 2022, compared with the same period in the prior year. Network Solutions revenue was positively impacted by volume growth from existing customers and incremental revenue from new sales, partially offset by a decrease in COVID-related volume compared to the prior year.

Network Solutions adjusted EBITDA decreased $2.2 million for the three months ended June 30, 2022, compared with the same period in the prior year. Network Solutions adjusted EBITDA was impacted by negative mix, investments to support new product launches and market expansion opportunities in the core network platform and business to business payments offerings, partially offset by the aforementioned revenue growth. The negative mix was driven by the loss of prior year high margin COVID-related volume.

Enterprise Imaging

Enterprise Imaging revenue increased $0.7 million for the three months ended June 30, 2022, compared with the same period in the prior year. Enterprise Imaging revenue growth was driven by new sales, partially offset by timing impact of implementation revenue.

Enterprise Imaging adjusted EBITDA decreased $1.3 million for the three months ended June 30, 2022, compared with the same period in the prior year. This decrease in adjusted EBITDA primarily reflects higher costs driven by hiring to support business growth and research and development expenses, partially offset by the aforementioned revenue growth.

Technology-Enabled Services

Technology-Enabled Services revenue decreased $3.6 million for the three months ended June 30, 2022, as compared with the same period in the prior year. Technology-Enabled Services revenue was impacted by one-time projects during the three months ended June 30, 2021 that did not recur in the current quarter combined with lower production and decrease in covid testing revenue.

Technology-Enabled Services adjusted EBITDA decreased $7.0 million for the three months ended June 30, 2022 as compared with the same period in the prior year. Technology-Enabled Services adjusted EBITDA was impacted by the same factors that impacted revenue as well as increased wage inflation.

Significant Changes in Assets and Liabilities

During the quarter, we repaid $100.0 million on our Senior Notes and made the final payment on our TEU senior amortizing note. Additionally, we regularly receive funds within our Network Solutions segment from certain pharmaceutical industry participants in advance of our obligation to remit these funds to participating retail pharmacies.  Such funds are not restricted; however, these funds are generally paid out in satisfaction of the processing obligations within three business days of their receipt.  At the time of receipt, we record a corresponding liability within accrued expenses on our consolidated balance sheets.  At June 30, 2022, we reported $22.0 million of such pass-through payment obligations, which were subsequently paid in the first week of July 2022. At March 31, 2022, we reported $29.1 million of such pass-through payment obligations.

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

Cash and cash equivalents totaled $94.0 million and $252.3 million at June 30, 2022 and March 31, 2022, respectively, of which $21.9 million and $27.7 million was held outside the U.S., respectively. As of June 30, 2022, no amounts had been drawn under the Revolving Facility and $5.5 million had been issued in letters of credit against the Revolving Facility, leaving $779.5 million available for borrowing. We also have the ability to borrow up to an additional $2,008.6 million, or such amount that the senior secured net leverage ratio does not exceed 4.9 to 1.0, whichever is greater, under the Term Loan Facility, subject to certain additional conditions including the UHG Agreement and commitments by existing or new lenders to fund any additional borrowings.

Cash Flows

The following table summarizes the net cash flow from operating, investing and financing activities:

	Three Months Ended	Three Months Ended	$	%
(amounts in millions) (1)	June 30, 2022	June 30, 2021	Change	Change
Cash provided by (used in) operating activities	$83.3	$110.1	$(26.8)	(24.3)%
Cash provided by (used in) investing activities	(79.5)	(67.0)	(12.5)	NMF
Cash provided by (used in) financing activities	(160.6)	(47.6)	(113.0)	NMF
Effects of exchange rate changes on cash and cash equivalents	(1.4)	0.5	(1.9)	(380.0)%
Net change in cash and cash equivalents	$(158.2)	$(4.0)	$(154.2)	NMF

(1)As a result of displaying amounts in millions, rounding differences may exist in the table above.

Operating Activities

Cash provided by operating activities is primarily affected by operating income, including the impact of debt service payments, integration-related costs and the timing of collections and disbursements. Cash provided by operating activities includes a $7.1 million use of cash related to pass-through funds for the three months ended June 30, 2022, and includes $7.3 million related to pass-through funds for the three months ended June 30, 2021.

Investing Activities

Cash used in investing activities reflects routine capital expenditures related to purchases of property and equipment and the development of software.

Financing Activities

Cash used in financing activities reflects payments on tax receivable agreements, interest rate cap agreements, deferred financing obligations, employee tax withholdings on vesting of equity awards, and tangible equity unit agreements partially offset by proceeds from the exercise of equity awards. During the three months ended June 30, 2022, cash used in financing activities also reflects payments under the Senior Notes.

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

Debt

Senior Credit Facilities and Senior Notes

In March 2017, the Joint Venture entered into a $5,100.0 million Term Loan Facility and a $500.0 million Revolving Facility. Additionally, the Joint Venture issued Senior Notes totaling $1,000.0 million. In July 2019, the Joint Venture amended the Revolving Facility, the primary effects of which were to increase the maximum amount that can be borrowed from $500.0 million to $785.0 million and to extend the maturity date until July 2024.

On April 21, 2020, we issued $325.0 million aggregate principal amount of 5.75% Senior Notes due 2025 (the “Notes”). The Senior Notes were issued as part of the same series as the Senior Notes issued in February 2017.

In first quarter of fiscal year 2023, we repaid $100.0 million on our Senior Notes and recognized a loss on extinguishment of $0.4 million.

Tangible Equity Units

On June 30, 2022, we made the last payment of $4.3 million on the TEU senior amortizing note.

Hedges

From time to time, we execute interest rate cap agreements with various counterparties that effectively cap our LIBOR exposure on a portion of our existing Term Loan Facility or similar replacement debt. The following table summarizes the terms of our interest rate cap agreements at June 30, 2022.

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

With certain exceptions, the Term Loan Facility obligations are secured by a first-priority security interest in substantially all of our assets. The Term Loan Facility contains various restrictions and nonfinancial covenants, along with a senior secured net leverage ratio test. The nonfinancial covenants include restrictions on dividends, investments, dispositions, future borrowings and other specified payments, as well as additional reporting and disclosure requirements. The senior secured net leverage test must be met as a condition to incur additional indebtedness, but otherwise is applicable only to the extent that amounts drawn exceed 35% of the Revolving Facility at the end of any fiscal quarter. As of June 30, 2022, we were in compliance with all debt covenants.

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

Summary of Material Risks

Our actual results may differ significantly from any results expressed or implied by any forward-looking statements. A summary of the principal risk factors that make investing in us risky and might cause our actual results to differ is set forth below. The following is only a summary of the principal risks that may materially adversely affect our business, financial condition and results of operations. Factors that could materially affect our financial results or such forward-looking statements include, among others, the following factors:

•the inability to complete the transactions contemplated by the UHG Transaction due to the failure to satisfy the conditions to the completion of the UHG Transaction, including that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of the UHG Transaction. See Note 12;

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

There may be other factors, many of which are beyond our control, that may cause our actual results to differ materially from the forward-looking statements, including factors disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022 in the section entitled “Risk Factors” and in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. You should evaluate all forward-looking statements made in this report and the other public statements we may make from time to time in the context of these risks and uncertainties.

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

As of June 30, 2022, we had Term Loan Facility borrowings of $3,313.3 million (before unamortized debt discount) and no Revolving Facility borrowings. As of June 30, 2022, the LIBOR-based interest rate on the Term Loan Facility was LIBOR plus 2.5%.

We manage economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources and duration of our debt funding and the use of derivative financial instruments. Specifically, we enter into interest rate cap agreements to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Our interest rate cap agreements are used to manage differences in the amount, timing and duration of our known or expected cash receipts and our known or expected cash payments principally related to our borrowings. As of June 30, 2022, our outstanding interest rate cap agreements were designated as cash flow hedges of interest rate risk and were determined to be highly effective.

Recently, interest rates have remained at relatively low levels on a historical basis and the Federal Reserve maintained the federal funds target range at 0.0% to 0.25% for much of 2021. However, in March 2022, the Federal Reserve approved a 0.25% rate increase and in June 2022 approved a further 0.75% rate increase. The Federal Reserve and has indicated that, in light of increasing signs of inflation, it foresees further increases in interest rates throughout the year and into 2023 and 2024. A change in interest rates on variable rate debt may impact our pretax earnings and cash flows. Based on the outstanding debt as of June 30, 2022, and assuming that our mix of debt instruments, derivative financial instruments and other variables remain the same, the annualized effect of a one percentage point change in variable interest rates would have an annualized pretax impact on earnings and cash flows of approximately $23.1 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosures.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving their desired control objectives. Based on the evaluation of disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2022, there have been no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in legal proceedings related to the potential UHG Transaction and various other legal proceedings in the ordinary course of business. See Note 12, Legal Proceedings, to our consolidated financial statements for the information required with respect to this Item 1.

ITEM 1A. RISK FACTORS

In addition to the other information included in this report, you should carefully consider the factors discussed in the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022 (“the Annual Report”), as well as the factors identified under “Cautionary Notice Regarding Forward-Looking Statements” at the end of Part I, Item 2 of this Quarterly Report, which could have a material adverse impact on our business, financial condition or operating results. There have been no material changes to the risk factors described in the Annual Report. The risks described in the Annual Report and this Quarterly Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or operating results.

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

2.2

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

10.1*†	Modification Letter, dated as of April 24, 2022, with respect to Outstanding Exit-Vesting Options (with Price Hurdles)
10.2*†	Modification Letter, dated as of April 24, 2022, with respect to Outstanding Exit-Vesting Options (without Price Hurdles)
10.3*†	Modification Letter, dated as of June 24, 2022, with respect to 2019 Performance Stock Units
10.4*†	Termination Letter Agreement, dated as of April 11, 2022, between Change Healthcare Inc. and Roderick O’Reilly
10.5*†#	Consulting Agreement, dated as of April 11, 2022, between Change Healthcare Inc. and Roderick O’Reilly
10.6*†	Form of Restricted Stock Unit Grant Notice and Agreement under the Change Healthcare 2019 Omnibus Incentive Plan (fiscal 2023 awards)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	iXBRL Instance Document
101.SCH*	iXBRL Taxonomy Extension Schema Document
101.DEF*	iXBRL Taxonomy Extension Definition Linkbase Document
101.CAL*	iXBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	iXBRL Taxonomy Extension Label Linkbase Document
101.PRE*	iXBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibits 101)

* Filed herewith.

† Indicates management contract or compensatory plan.

# Certain information contained in this agreement has been omitted because it is not material and is the type that the registrant treats as private or confidential.

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

:
CHANGE HEALTHCARE INC.
Date: August 4, 2022	By:	/s/ Neil E. de Crescenzo
Neil E. de Crescenzo Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 4, 2022	By:	/s/ Fredrik Eliasson
Fredrik Eliasson
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)